Form 10-K
period 2002-12-31
TREASURE ISLAND ROYALTY TRUST
filed 2003-04-29
CIK 1175872

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                      Commission File Number: 333-91014-01

                          TREASURE ISLAND ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

                     TEXAS                                     02-6148888
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                    Identification No.)

      WACHOVIA BANK, NATIONAL ASSOCIATION                         77057
AS TRUSTEE OF THE TREASURE ISLAND ROYALTY TRUST                (Zip Code)
           CORPORATE TRUST DEPARTMENT
          5847 SAN FELIPE, SUITE 1050
                 HOUSTON, TEXAS
    (Address of principal executive office)

                                 (281) 847-6000
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the trust units held by non-affiliates of the registrant was approximately $0 as of June 30, 2002. Prior to November 26, 2002, no trust units had been issued and Newfield Exploration Company, the sponsor of the registrant, held all of the beneficial interests in the registrant.

As of April 28, 2003, there were 42,574,298 trust units outstanding.

Documents Incorporated by Reference: None.

================================================================================

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                                       PART I

Item 1.    Business.........................................................................................     1
              Creation and Purpose of the Trust.............................................................     1
              Treasure Island...............................................................................     1
              Overriding Royalty Interests..................................................................     2
              BP Agreement..................................................................................     2
              Distributions.................................................................................     3
              Disposition of Overriding Royalty Interests...................................................     3
              Duration of the Trust.........................................................................     4
              The Trustee...................................................................................     4

Item 2.    Properties.......................................................................................     5

Item 3.    Legal Proceedings................................................................................     5

Item 4.    Submission of Matters to a Vote of Unitholders...................................................     5

                                                       PART II

Item 5.    Market for the Registrant's Units and Related Unitholder Matters.................................     6

Item 6.    Selected Financial Data..........................................................................     6

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations...............     6
              Overview......................................................................................     6
              Liquidity and Capital Resources...............................................................     6
              Results of Operations.........................................................................     7
              Other Factors Affecting the Trust and its Unitholders.........................................     7

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.......................................     9

Item 8.    Financial Statements and Supplementary Data......................................................    10

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............    16

                                                       PART III

Item 10.   Directors and Executive Officers of the Registrant...............................................    16

Item 11.   Executive Compensation...........................................................................    16

Item 12.   Unit Ownership of Certain Beneficial Owners and Management.......................................    16

Item 13.   Certain Relationships and Related Transactions...................................................    16

Item 14.   Controls and Procedures..........................................................................    16

Item 15.   Exhibits, Financial Statements Schedules, and Reports on Form 8-K................................    16

                                     PART I


ITEM 1.  BUSINESS

         Treasure Island Royalty Trust was established in connection with Newfield Exploration Company's November 2002 acquisition of EEX Corporation to provide the shareholders of EEX with the option to receive an interest in an exploration concept being pursued by EEX prior to the acquisition. The concept, referred to as "Treasure Island," targets "ultra deep" prospects in the shallow waters of the Gulf of Mexico. The trust owns, or has the right to receive, overriding royalty interests to be paid from Newfield's interest in any future production that may be achieved from horizons below specified depths in the Treasure Island area. Treasure Island remains an exploration concept and there are no proved reserves or production currently associated with the royalty interests.

CREATION AND PURPOSE OF THE TRUST

         The trust was created under the laws of the State of Texas pursuant to a trust agreement entered into in June 2002 between Newfield, as grantor, and several employees of Newfield, as trustees. The beneficial interest in the trust is divided into 42,574,298 trust units, each of which represents an equal undivided portion of the trust. At the time of Newfield's acquisition of EEX, Newfield and Wachovia Bank, National Association, as successor trustee, entered into an amended and restated trust agreement with respect to the trust and the trust issued all 42,574,298 trust units to Newfield. Newfield subsequently transferred all of the trust units to the holders of EEX stock who elected to receive trust units as a portion of their consideration in the acquisition.

         The sole purpose of the trust is to hold non-expense bearing overriding royalty interests in any future production from a specified area. The royalty interests are passive in nature. The trustee of the trust and the trust's unitholders have no control over, or responsibility for any costs related to, drilling, development or operations. Neither Newfield nor any other operator of Treasure Island properties has any contractual commitment to the trust to conduct drilling on the properties or to maintain its ownership interest in any of the properties.

TREASURE ISLAND

         "Treasure Island" refers to a concept developed to explore for oil and gas in "ultra deep" horizons below a salt weld typically found at 18,000, but sometimes as deep as 22,200, feet true vertical depth in the federal Outer Continental Shelf of the Gulf of Mexico. The Treasure Island area covers horizons below specified depths in 116 lease blocks located offshore Louisiana in the South Timbalier, Ship Shoal, South Marsh Island and Eugene Island areas. The specified depth or depths for each of the blocks vary and were agreed upon by EEX and Newfield prior to Newfield's acquisition of EEX. The depths do not correspond exactly to the location of the base of the salt weld in all cases.

         No wells have been drilled to test the Treasure Island concept. Any Treasure Island exploratory wells that are ultimately drilled will require significant lead time to plan and drill and will be very expensive and technically challenging because of the depth of the targeted horizons and expected harsh conditions such as high temperature and pressure. As described below under "--BP Agreement," BP Exploration & Production Inc. is the operator of all 26 Treasure Island lease blocks in which Newfield currently owns an interest. BP and Newfield have identified several prospects on these blocks. BP is currently evaluating a reprocessed 3-D seismic survey of the area and is considering the purchase of further technical data, but has not yet committed to drill any Treasure Island prospects. Under Newfield's agreement with BP, if BP does not commit to drill a well by June 1, 2003, the agreement will terminate and BP must return to Newfield the interests in the 20 lease blocks acquired by BP from EEX pursuant to the agreement.

         Due to the risks and costs associated with drilling a Treasure Island exploratory well, Newfield does not currently anticipate drilling any wells without a significant partner. If the agreement with BP is terminated, Newfield may not find another acceptable partner. Because of the lengthy lead time required to test one or more prospects and the scheduled expiration of the leases on which the identified prospects are located, Newfield would have a limited time to find a new partner.

OVERRIDING ROYALTY INTERESTS

         The overriding royalty interests entitle the trust to a percentage of all of the oil and gas produced from covered leases at Treasure Island production depths without reduction for drilling, development and operating costs. However, the proceeds received by the trust for its portion of produced oil and gas will be net of transportation and marketing costs and production and similar taxes. Each overriding royalty interest will be paid out of Newfield's (or its transferee's) interest in the applicable lease.

         With respect to a particular lease block located within the Treasure Island area, the trust will receive 1.25% of all oil and gas production from below the specified depth or depths for the lease if:

         o Newfield owned as of November 26, 2003, or acquires prior to November 26, 2007, an interest in the production;

         o Newfield's interest includes a working interest in the production of at least 25%; and

         o Newfield's interest includes a net revenue interest in the production equal to no less than its working interest percentage multiplied by 80%.

If Newfield's working interest is less than 25%, the percentage of production the trust is entitled to receive is equal to 1.25% multiplied by the result of Newfield's working interest percentage divided by 25%. If Newfield's net revenue interest is less than 80% but more than 70% of its working interest percentage, the trust's overriding royalty interest is reduced as described under "Item 2. Properties" below. If Newfield's net revenue interest is 70% or less of its working interest percentage, the trust is not entitled to an overriding royalty interest in production from the lease.

         Newfield currently holds an interest in 26 lease blocks within the Treasure Island area. The trust's overriding royalty interest with respect to Treasure Island production from 24 of these leases is 1.25%. With respect to one of the remaining leases, Newfield's working interest is 12.5% and its net revenue is greater than 80%, so the trust's overriding royalty interest is 0.625%. With respect to the final lease, Newfield's working interest is 25% and its net revenue interest is 19.58%. Because Newfield's net revenue interest is less that 80% of its working interest percentage (80% x 25% = 20%), the trust's overriding royalty interest is reduced to approximately 1.22%.

BP AGREEMENT

         In May 2002, EEX and BP entered into an Asset Purchase, Farmout and Joint Exploration Agreement pursuant to which BP acquired 75% of EEX's then current interest in 23 leases in the Treasure Island area, three of which have since expired. Six additional leases became subject to this agreement after being awarded to EEX and BP as a result of their joint bids at the federal lease sale in March 2002. The agreement established an area of mutual interest covering all depths with respect to approximately 110 Gulf of Mexico lease blocks that generally coincided with the lease blocks comprising Treasure Island. This portion of the agreement was terminated following Newfield's acquisition of EEX.

         The agreement also requires BP to spend a specified amount on further leasing and geophysical activities in the leases that are subject to the agreement and provides that BP may elect, but will have no obligation, to drill up to three wells in Treasure Island horizons. To date, BP has met all spending requirements under the agreement and it is currently evaluating seismic data. In addition, if BP does not:

         o    commit to drill the first of the three wells by June 1, 2003;

         o    commence drilling of the first well by January 1, 2004;

         o commence drilling of a second well within 180 days of the completion of the first well; and

         o commence drilling of a third well within 120 days of the completion of the second well;

then the agreement will terminate and the interests in the 20 leases assigned to BP under the agreement will be reassigned to Newfield for nominal consideration

DISTRIBUTIONS

         No distributions will be made until the trust receives revenue from the royalty interests. Each quarter thereafter, the trustee will determine the amount of cash available for distribution to the trust's unitholders. In general, available cash equals the cash received by the trust from the royalty interests and other sources during the quarter over the expenses and other obligations (including debt) of the trust paid during the quarter and any cash used during the quarter to establish or increase a reserve for liabilities payable or potentially payable in the future. However, the cash received by the trust during the quarter attributable to the royalty interests will not be reduced by more than 8% for administrative expenses and the repayment of Newfield loans to pay administrative expenses. Trust unitholders of record as of the close of business on the last business day of each calendar quarter will receive a pro rata distribution of the cash available for distribution for that quarter no later than ten business days after the end of the quarter.

         If a liability is contingent or uncertain in amount or not yet currently due and payable, the trustee may create a cash reserve to pay for the liability. If the trustee determines that cash on hand and cash to be received is insufficient to cover any extraordinary expenses or liabilities of the trust, the trustee may borrow funds required to pay those expenses or liabilities. The trustee may borrow the funds from any person, including Newfield or itself. The trustee may also encumber the assets of the trust to secure payment of the indebtedness. If the trustee borrows funds to cover extraordinary expenses or liabilities, the trust unitholders will not receive distributions until the borrowed funds are repaid. The trust agreement provides for special borrowing and repayment procedures with respect to Newfield's funding of ordinary administrative expenses, which are described below under "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

DISPOSITION OF OVERRIDING ROYALTY INTERESTS

         At the request of Newfield, the trustee must sell royalty interests that burden interests then in commercial production if Newfield proposes to sell the burdened interests to an unaffiliated third party. The net proceeds from the sale would be allocated to Newfield and the trust based upon the relative ownership percentage of each in the aggregate net revenue interest of Newfield and the trust included in the sale. However, the trustee will not be required to sell any royalty interests if:

         o the value of the interests to be sold during any calendar year exceeds 10% of the value of all royalty interests attributed with proved reserves; or

         o the cumulative value of all royalty interests sold pursuant to such requests exceeds 25% of the value of all royalty interests attributed with proved reserves.

In each case, the value of royalty interests will be equal to the discounted present value of the future net revenues attributable to the proved reserves attributable to the royalty interests using a discount rate of 10% or such other rate required by the SEC, as set forth in the most recent reserve report of the trust.

         The trustee also may sell any of the royalty interests if it determines that the sale is in the best interests of the trust's unitholders and holders of at least 60% of all trust units outstanding approve the sale. However, any sale of all or substantially all of the royalty interests, whether in a single transaction or series of transactions, requires the approval of holders of at least 80% of all outstanding trust units.

         After satisfying the liabilities and obligations of the trust, the trustee will distribute to the trust's unitholders the net proceeds from any sale of royalty interests.

DURATION OF THE TRUST

         The trust will terminate if:

         o    all of the royalty interests are sold;

         o cash proceeds received by the trust with respect to the royalty interests are less than $1,000,000 per year for each of two successive years after the first full year during which any of the covered leases produce oil and gas in commercial quantities;

         o the trust does not receive any cash proceeds attributable to the royalty interests at any time prior to the third anniversary of the date that no covered leases remain in their respective primary terms;

         o the holders of 80% or more of the outstanding trust units vote in favor of termination; or

         o    the trust violates the "rule against perpetuities."

Upon termination of the trust, the trustee will sell all of the trust's assets, either by private sale or public auction, and then distribute the net proceeds of the sale to the trust's unitholders.

THE TRUSTEE

         The duties of the trustee are specified in the trust agreement and by the laws of Texas. The trustee's principal duties consist of:

         o    collecting revenue attributable to the royalty interests;

         o paying expenses, charges and obligations of the trust from the trust's revenue and assets;

         o    distributing available cash to the trust's unitholders;

         o    investing cash on hand;

         o    establishing cash reserves;

         o    borrowing funds under specified circumstances;

         o prosecuting, defending or settling any claim of or against the trustee, the trust or the royalty interests; and

         o taking any other action not otherwise prohibited that it deems necessary or advisable to best achieve the purposes of the trust.

         The trustee has no authority to incur any contractual liabilities on behalf of the trust that are not limited solely to claims against the assets of the trust. The only assets the trust may acquire are the overriding royalty interests and the only investment activity the trustee may engage in is the investment of cash on hand.

         The trustee has the right to require any trust unitholder to dispose of his trust units if an administrative or judicial proceeding seeks to cancel or forfeit any of the property in which the trust holds an interest because of the nationality or any other status of a trust unitholder. If a trust unitholder fails to dispose of his trust units, the trust will be obligated to purchase them at a price determined in accordance with a formula set forth in the trust agreement.

         The trustee is authorized to agree to modifications of the terms of the conveyances of the royalty interests to the trust or to settle disputes involving such conveyances, so long as any modifications or settlements do not alter the nature of the royalty interests as rights to receive a share of the oil and gas, or proceeds thereof, from the underlying properties free of any obligation for drilling, development or operating expenses.

         The trustee is entitled to annual compensation of $15,000, plus reimbursement of its reasonable out-of-pocket expenses incurred in connection with the administration of the trust. The trustee also is entitled to a fee of $5,000 upon the termination of the trust. The trustee's compensation will be paid out of the trust's assets.

ITEM 2.  PROPERTIES

         The trust's properties will consist solely of the overriding royalty interests described under "Item 1. Business" above. Newfield currently holds an interest in 26 Treasure Island lease blocks, 14 of which expire in 2005, six of which expire in 2006 and six of which expire in 2007. The trust is currently entitled to receive 1.25% of all Treasure Island production from 24 of the leases, 0.625% from one of the leases and approximately 1.22% from the remaining lease.

         With respect to a particular lease block located within the Treasure Island area, the trust will receive 1.25% of all oil and gas production from below the specified depth or depths for the lease if:

         o Newfield owned as of November 26, 2003, or acquires prior to November 26, 2007, an interest in the production;

         o Newfield's interest includes a working interest in the production of at least 25%; and

         o Newfield's interest includes a net revenue interest in the production equal to no less than its working interest percentage multiplied by 80%.

If Newfield's working interest is less than 25%, the percentage of production the trust is entitled to receive is equal to 1.25% multiplied by the result of Newfield's working interest percentage divided by 25%. If Newfield's net revenue interest is less than 80% but more than 70% of its working interest percentage, the trust's overriding royalty interest is reduced as described below. If Newfield's net revenue interest is 70% or less of its working interest percentage, the trust is not entitled to an overriding royalty interest in production from the lease.

         If Newfield's net revenue interest is at least 74.667% but less than 80% of its working interest percentage, the trust's overriding royalty interest is equal to its overriding royalty interest prior to any reduction associated with Newfield's net revenue interest multiplied by the result of Newfield's net revenue interest percentage (as a percentage of its working interest percentage) divided by 80%. For example, if Newfield owned a 20% working interest and a net revenue interest equal to 75% of its working interest percentage (a 15% net revenue interest), the trust's overriding royalty interest would be 0.9375%. The royalty interest is determined by first multiplying 1.25% by the result of 20% (Newfield's working interest percentage) divided by 25%, which results in an overriding royalty interest of 1%. The royalty interest is then further reduced by multiplying 1% by the result of 75% (Newfield's net revenue interest as a percentage of its working interest percentage) divided by 80%.

         If Newfield's net revenue interest is less than 74.667% but greater than 70% of its working interest percentage, the trust's overriding royalty interest is equal to the lesser of 25% and Newfield's working interest percentage multiplied by the difference between Newfield's net revenue interest percentage and 70%. For example if Newfield owned a 20% working interest and a net revenue interest of 72% of its working interest percentage (a 14.4% net revenue interest), the trust's overriding royalty interest would be 0.4%. The royalty interest is determined by multiplying 20% (Newfield's working interest percentage) by 2% (the difference between Newfield's net revenue interest percentage of 72% (as a percentage of its working interest percentage) and 70%. However, if Newfield owned a 50% working interest and a net revenue interest of 72% of its working interest percentage (a 36% net revenue interest), the trust's overriding royalty interest would be 0.5% (25% (because Newfield's working interest percentage is greater than 25%) multiplied by 2% (72% minus 70%)).

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

         Currently, there is no established public trading market for the trust units. Trust units have been traded on a limited basis from time to time over-the-counter on the National Quotation Bureau, commonly referred to as the "Pink Sheets," under the symbol "TISDZ.PK" This limited trading activity may not represent a reliable indicator of the market value of the trust units.

         As of March 31, 2003, there were 196 unitholders of record.

         No cash distributions have been paid to the trust's unitholders. The trust's only sources of income are revenue, if any, attributable to the overriding royalty interests, income from the investment of cash on hand and net proceeds from the disposition of royalty interests. To date, the trust has received no revenue and there are no proved reserves or production associated with the royalty interests. The timing, duration and amount of any future cash distributions will be dependent on the many and varied factors discussed throughout Part I of this report.

         The trust has no equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents in summary form selected financial information regarding the trust as of December 31, 2002 and for the period from the inception of the trust through such date.

         Revenues..........................................    $     --
         Cash distributions to unitholders.................          --
         Cash distributions per unit.......................          --
         Trust corpus......................................     835,745
         Trust assets......................................     835,745
         Trust liabilities.................................      44,438
         Trust retained deficit............................      44,438

ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The sole purpose of the trust is to hold non-expense bearing overriding royalty interests to be paid from Newfield's interest in any future production that may be achieved from horizons below specified depths in the Treasure Island area. The royalty interests are passive in nature. The trustee of the trust and the trust's unitholders have no control over, or responsibility for any costs related to, drilling, development or operations. Treasure Island is an exploration concept and there are no proved reserves or production currently associated with the royalty interests. The beneficial interest in the trust is divided into 42,574,298 trust units, each of which represents an equal undivided portion of the trust.

LIQUIDITY AND CAPITAL RESOURCES

         The trust's only sources of income are revenue, if any, attributable to the overriding royalty interests, income from the investment of cash on hand and net proceeds from the disposition of royalty interests. Because none of the properties underlying the royalty interests are at present producing any oil or gas and the trust has only a very small amount of cash on hand, the trust has no source of revenue. Therefore, it must rely on Newfield for the funding of its administrative expenses. Any material adverse change in Newfield's financial condition or results of operations could materially and adversely affect the trust and the trust unitholders.

         Newfield has agreed to make loans as may be requested by the trustee in amounts expected to be incurred over the next 90 days. In addition, if after such time as the royalty interests commence generating cash proceeds,

8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield will bear interest at an annual rate of 8% and will be senior unsecured obligations of the trust. The loans will be repaid in quarterly installments only from the excess, if any, of an amount equal to 8% of the cash received by the trust in a given quarter over the administrative expenses of the trust for that quarter.

RESULTS OF OPERATIONS

         The trust had no revenue and incurred $44,438 of administrative expenses in 2002.

OTHER FACTORS AFFECTING THE TRUST AND ITS UNITHOLDERS

         THERE IS NO ESTABLISHED PUBLIC MARKET FOR THE TRUST UNITS, WHICH LIMITS THEIR MARKET PRICE AND UNITHOLDERS' ABILITY TO SELL THEM FOR THEIR INHERENT VALUE. Trust units have been traded on a limited basis from time to time over-the-counter on the National Quotation Bureau, commonly referred to as the "Pink Sheets." This limited trading activity may not represent a reliable indicator of the market value of the trust units.

         THE TRUST MAY NOT RECEIVE ANY ROYALTIES. The only assets of, and sources of income to, the trust are the royalty interests, which generally entitle the trust to receive a share of the oil and gas production from the underlying properties if production is achieved. There is no production and there are no proved reserves currently associated with the royalty interests and no wells have been drilled to test the Treasure Island concept. As a result, ultimate commercialization of any one or more of the currently identified prospects may never be realized because the prospects are never tested, because oil or gas is not discovered or, if discovered, because the costs of development make commercialization uneconomic. Any Treasure Island exploratory wells that are ultimately drilled will require significant lead time to plan and drill and will be very expensive and technically challenging because of the depth of the targeted horizons and expected harsh conditions such as high temperature and pressure.

         As described above under "Item 1. Business -- BP Agreement," BP is the operator of all 26 Treasure Island lease blocks in which Newfield currently owns an interest. BP is currently evaluating technical data, but has not yet committed to drill any Treasure Island prospects. Under Newfield's agreement with BP, BP must commit to drill a well by June 1, 2003 or the agreement will terminate and BP must return to Newfield the interests in the 20 lease blocks acquired by BP from EEX pursuant to the agreement. Due to the risks and costs associated with drilling a Treasure Island exploratory well, Newfield does not currently anticipate drilling any wells without a significant partner. If the agreement with BP is terminated, Newfield may not find another acceptable partner. Because of the lengthy lead time required to test one or more prospects and the scheduled expiration of the leases on which the identified prospects are located, Newfield would have a limited time to find a new partner.

         ANY FUTURE DISTRIBUTIONS FROM THE TRUST WILL BE SUBJECT TO FLUCTUATING PRICES FOR OIL AND GAS. Oil and gas prices fluctuate widely in response to changes in supply, weather conditions, economic conditions, the price and availability of alternative fuels and a variety of additional factors. To the extent there is production of oil and gas associated with the royalty interests, the royalties that the trust receives from its share of production will be affected by changes in the prices of oil and gas. As a result, future distributions from the trust to the holders of the trust units may vary significantly from quarter to quarter and could be reduced or discontinued. In addition, lower oil and gas prices may reduce the likelihood that the underlying properties will be developed or that any oil and gas discovered will be economic to produce. The volatility of energy prices will make it difficult to estimate future cash distributions to trust unitholders and the value of the trust units. These difficulties may adversely effect the value of the trust units.

         THE OCCURRENCE OF DRILLING, PRODUCTION OR TRANSPORTATION ACCIDENTS OR OTHER PROBLEMS AT ANY OF THE UNDERLYING PROPERTIES COULD REDUCE TRUST DISTRIBUTIONS. Drilling is a high risk activity and the development and operation of oil and gas properties involves numerous risks. While the trust, as the owner of overriding royalty interests, should not be responsible for the costs associated with any accidents or other problems, an accident or other problem could result in the loss of the trust's portion of oil or gas in transit, the loss of a productive well and associated reserves or the interruption of production. Generally, the operator is obligated to undertake remedial operations only to the extent that such actions would be undertaken by a prudent operator under similar circumstances in accordance with good oilfield practices.

         THE TRUST WILL BE DEPENDENT ON NEWFIELD FOR FUNDING UNTIL IT HAS REVENUE. Because none of the underlying properties are at present producing any oil or gas, the trust has no source of income. Therefore, it must rely on Newfield for funding to pay its administrative expenses. Any material adverse change in Newfield's financial condition or results of operations could materially and adversely affect the trust and the trust unitholders. Newfield has agreed to make loans to the trust as described above under "--Liquidity and Capital Resources."

         NO DISTRIBUTIONS WILL BE MADE TO TRUST UNITHOLDERS IF THE TRUST BORROWS FUNDS TO COVER EXTRAORDINARY EXPENSES OR LIABILITIES UNTIL THAT INDEBTEDNESS IS PAID IN FULL. In addition to the trustee's authority to borrow funds from Newfield to cover administrative expenses, if the trustee determines that cash on hand and cash to be received is insufficient to cover any extraordinary expenses or liabilities of the trust, the trustee may borrow funds required to pay those expenses or liabilities. The trustee may borrow the funds from any person, including Newfield or itself. The trustee may also encumber the assets of the trust to secure payment of the indebtedness. If the trustee borrows funds to cover extraordinary expenses or liabilities, the trust unitholders will not receive distributions until the borrowed funds are repaid.

         TRUST UNITHOLDERS HAVE LIMITED VOTING RIGHTS AND THE TRUST HAS NO INFLUENCE OVER THE OPERATION OR FUTURE DEVELOPMENT OF THE UNDERLYING PROPERTIES. The voting rights of trust unitholders are more limited than those of stockholders of most public companies. For example, there is no requirement for annual meetings of trust unitholders or for an annual or other periodic re-election of the trustee. The royalty interests are passive in nature. The trustee of the trust and the trust's unitholders have no control over, or responsibility for any costs related to, drilling, development or operations. Neither Newfield nor any other operator of Treasure Island properties has any contractual commitment to the trust to conduct drilling on the properties.

         NEWFIELD'S INTERESTS AND THE INTERESTS OF THE TRUST UNITHOLDERS MAY NOT ALWAYS BE ALIGNED. Because Newfield has interests in oil and gas properties not included in the trust, Newfield's interests and the interests of the trust unitholders may not always be aligned. For example, in setting budgets for development and production expenditures for Newfield's properties, including the underlying properties, Newfield may make decisions that could adversely affect future production from the underlying properties. Moreover, Newfield could decide to sell or abandon some or all of the underlying properties, and that decision may not be in the best interests of the trust unitholders.

         NEWFIELD MAY TRANSFER OR ABANDON UNDERLYING PROPERTIES. Newfield may at any time transfer all or part of the underlying properties. Trust unitholders will not be entitled to vote on any transfer, and the trust will not receive any proceeds of the transfer. Following any such transfer, the underlying properties will continue to be subject to the overriding royalty interests of the trust, but the net proceeds from the transferred property would be calculated separately and paid by the transferee. The transferee would be responsible for all of Newfield's obligations relating to the overriding royalty interests on the portion of the underlying properties transferred, and Newfield would have no continuing obligation to the trust for those properties. In addition, subject to the limitations described above under "Item 1. Business--Disposition of Overriding Royalty Interests," at the request of Newfield, the trustee must sell royalty interests that burden interests then in commercial production if Newfield proposes to sell the burdened interests to an unaffiliated third party.

         TRUST UNITHOLDERS HAVE LIMITED ABILITY TO ENFORCE THEIR RIGHTS. The trust agreement and Texas trust law permit the trustee and the trust to sue Newfield or any other future owner of the underlying properties to honor the royalty interests. If the trustee does not take appropriate action to enforce the royalty interests, the unitholders' recourse would likely be limited to bringing a lawsuit against the trustee to compel the trustee to take specified actions. Unitholders probably would not be able to sue Newfield or any future owner of the underlying properties directly to enforce the trust's rights.

         LIMITED LIABILITY OF TRUST UNITHOLDERS IS UNCERTAIN. It is unclear under Texas law whether a trust unitholder could be held personally liable for the trust's liabilities if those liabilities exceeded the value of the trust's assets. While Newfield believes it is highly unlikely that the trust could incur such excess liabilities, the trust unitholders could be held liable for their respective pro rata portions of any of such excess liabilities. The trust's royalty interests are generally not subject to operational and environmental liabilities and obligations. The trust conducts no active business that would give rise to other business liabilities. The trustee has limited ability to incur obligations on behalf of the trust. The trustee has no authority to incur any contractual liabilities on behalf of the trust that are not limited solely to claims against the assets of the trust.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Trustee of Treasure Island Royalty Trust:

         In our opinion, the accompanying balance sheet and the related statement of loss present fairly, in all material respects, the financial position of Treasure Island Royalty Trust (the "Trust") at December 31, 2002, and the results of its operations for the period from inception through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trustee; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Trustee, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         As discussed in Notes 3 and 4 to the financial statements, the Trust has a contractual relationship with, and is dependent for funding on, Newfield Exploration Company.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
April 15, 2003

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET



                                                                                 AT
                                                                             DECEMBER 31,
                                                                                2002
                                                                             ------------
Assets
       Cash ...............................................................   $     100
       Overriding royalty interests in gas properties .....................     835,645
                                                                              ---------
Total assets ..............................................................   $ 835,745
                                                                              =========

Liabilities and trust corpus
    Trust expenses payable ................................................   $  44,438
                                                                              ---------
    Trust liabilities .....................................................      44,438
                                                                              ---------
    Trust corpus (42,574,298 units of beneficial interest authorized
          and outstanding) ................................................     835,745
    Retained deficit ......................................................     (44,438)
                                                                              ---------
Total liabilities and trust corpus ........................................   $ 835,745
                                                                              =========


   The accompanying notes are an integral part of these financial statements.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS


                                                    FROM INCEPTION
                                                       THROUGH
                                                     DECEMBER 31,
                                                         2002
                                                    --------------
Royalty income ...................................           --
General and administrative expense (Note 3) ......   $     44,438
                                                     ------------
Net loss .........................................   $    (44,438)
                                                     ============

Distributable income .............................           --
Distributable income per trust unit ..............           --

Outstanding trust units ..........................     42,574,298


   The accompanying notes are an integral part of these financial statements.

                          TREASURE ISLAND ROYALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS


1.       FORMATION AND DURATION OF THE TRUST

         Treasure Island Royalty Trust was established in connection with Newfield Exploration Company's November 2002 acquisition of EEX Corporation to provide the shareholders of EEX with the option to receive an interest in an exploration concept being pursued by EEX prior to the acquisition. The concept, referred to as "Treasure Island," targets "ultra deep" prospects in the shallow waters of the Gulf of Mexico. The trust owns, or has the right to receive, overriding royalty interests to be paid from Newfield's interest in any future production that may be achieved from horizons below specified depths in the Treasure Island area. Treasure Island remains an exploration concept and there are no proved reserves or production currently associated with the royalty interests.

         The trust was created under the laws of the State of Texas pursuant to a trust agreement entered into in June 2002 between Newfield, as grantor, and several employees of Newfield, as trustees. The beneficial interest in the trust is divided into 42,574,298 trust units, each of which represents an equal undivided portion of the trust. At the time of Newfield's acquisition of EEX, Newfield and Wachovia Bank, National Association, as successor trustee, entered into an amended and restated trust agreement with respect to the trust and the trust issued all 42,574,298 trust units to Newfield. Newfield subsequently transferred all of the trust units to the holders of EEX stock who elected to receive trust units as a portion of their consideration in the acquisition.

         The sole purpose of the trust is to hold non-expense bearing overriding royalty interests in any future production from a specified area. The royalty interests are passive in nature. The trustee of the trust and the trust's unitholders have no control over, or responsibility for any costs related to, the drilling, development or operations. Neither Newfield nor any other operator of Treasure Island properties has any contractual commitment to the trust to conduct drilling on the properties or to maintain its ownership interest in any of the properties.

         The trust will terminate if:

         o  all of the royalty interests are sold;

         o cash proceeds received by the trust with respect to the royalty interests are less than $1,000,000 per year for each of two successive years after the first full year during which any of the covered leases produce oil and gas in commercial quantities;

         o the trust does not receive any cash proceeds attributable to the royalty interests at any time prior to the third anniversary of the date that no covered leases remain in their respective primary terms;

         o the holders of 80% or more of the outstanding trust units vote in favor of termination; or

         o  the trust violates the "rule against perpetuities."

Upon termination of the trust, the trustee will sell all of the trust's assets, either by private sale or public auction, and then distribute the net proceeds of the sale to the trust's unitholders.

2.       BASIS OF PRESENTATION

         The financial statements of the trust are prepared in conformity with accounting principles generally accepted in the United States of America.

3.       FUNDING OF THE TRUST AND DISTRIBUTIONS

         The trust's only sources of income are revenue, if any, attributable to the overriding royalty interests, income from the investment of cash on hand and net proceeds from the disposition of royalty interests. Because none of the underlying properties are at present producing any oil or gas, the trust has no source of revenue.

                          TREASURE ISLAND ROYALTY TRUST

Therefore, it must rely on Newfield for the funding of its administrative expenses. Any material adverse change in Newfield's financial condition or results of operations could materially and adversely affect the trust and the trust unitholders. Newfield has agreed to make loans as may be requested by the trustee in amounts expected to be incurred over the next 90 days. In addition, if after such time as the royalty interests commence generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield will bear interest at an annual rate of 8% and will be senior unsecured obligations of the trust. The loans will be repaid in quarterly installments only from the excess, if any, of an amount equal to 8% of the cash received by the trust in a given quarter over the administrative expenses of the trust for that quarter.

         No distributions will be made until the trust receives revenue from the royalty interests. Each quarter thereafter, the trustee will determine the amount of cash available for distribution to the trust's unitholders. In general, available cash equals the cash received by the trust from the royalty interests and other sources during the quarter over the expenses and other obligations (including debt) of the trust paid during the quarter and any cash used during the quarter to establish or increase a reserve for liabilities payable or potentially payable in the future. However, the cash received by the trust during the quarter attributable to the royalty interests will not be reduced by more than 8% for administrative expenses and the repayment of Newfield loans to pay administrative expenses. Trust unitholders of record as of the close of business on the last business day of each calendar quarter will receive a pro rata distribution of the cash available for distribution for that quarter no later than ten business days after the end of the quarter.

         If a liability is contingent or uncertain in amount or not yet currently due and payable, the trustee may create a cash reserve to pay for the liability. If the trustee determines that the cash on hand and the cash to be received is insufficient to cover any extraordinary expenses or liabilities of the trust, the trustee may borrow funds required to pay those expenses or liabilities. The trustee may borrow the funds from any person, including Newfield or itself. The trustee may also encumber the assets of the trust to secure payment of the indebtedness. If the trustee borrows funds to cover extraordinary expenses or liabilities, the trust unitholders will not receive distributions until the borrowed funds are repaid.

4.       DISPOSITION OF OVERRIDING ROYALTY INTERESTS

         At the request of Newfield, the trustee must sell royalty interests that burden interests then in commercial production if Newfield proposes to sell the burdened interests to an unaffiliated third party. The net proceeds from the sale would be allocated to Newfield and the trust based upon the relative ownership percentage of each in the aggregate net revenue interest of Newfield and the trust included in the sale. However, the trustee will not be required to sell any royalty interests if:

         o the value of the interests to be sold during any calendar year exceeds 10% of the value of all royalty interests attributed with proved reserves; or

         o the cumulative value of all royalty interests sold pursuant to such requests exceeds 25% of the value of all royalty interests attributed with proved reserves.

In each case, the value of royalty interests will be equal to the discounted present value of the future net revenues attributable to the proved reserves attributable to the royalty interests using a discount rate of 10% or such other rate required by the SEC, as set forth in the most recent reserve report of the trust.

         The trustee also may sell any of the royalty interests if it determines that the sale is in the best interests of the trust's unitholders and holders of at least 60% of all trust units outstanding approve the sale. However, any sale of all or substantially all of the royalty interests, whether in a single transaction or series of transactions, requires the approval of holders of at least 80% of all outstanding trust units.

         After satisfying the liabilities and obligations of the trust, the trustee will distribute to the trust's unitholders the net proceeds from any sale of royalty interests.

                          TREASURE ISLAND ROYALTY TRUST

5.       FEDERAL INCOME TAX

         Under current law, the trust is taxable as a grantor trust and not as a business entity, although there is a remote possibility that the Internal Revenue Service would attempt to treat the trust as a business entity. A grantor trust is not subject to tax at the trust level. For tax purposes, trust unitholders are considered to own the trust's income and principal as though no trust were in existence.

6.       TRUST UNITHOLDER VOTING RIGHTS

         The voting rights of trust unitholders are more limited than those of stockholders of most public companies. For example, there is no requirement for annual meetings of trust unitholders or for an annual or other periodic re-election of the trustee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The trust has no directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

         The trust has no employees.

ITEM 12. UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth beneficial ownership information as of March 18, 2003, with respect to each person known by the trustee to own beneficially 5% or more of the outstanding trust units. The trust has no directors or executive officers. Wachovia Bank, National Association, the trustee of the trust, owns no units.

                                                                BENEFICIAL OWNERSHIP
                                                          -------------------------------
         NAME OF BENEFICIAL OWNER                             UNITS            PERCENT
         ------------------------                         --------------    -------------
         Richard C. McKenzie, Jr. (1)...................    18,077,761          42.5%

         (1) All information in the table above and in this note with respect to Richard C. McKenzie, Jr. is based solely on the Schedule 13D he filed with the SEC on March 18, 2003. Of the 18,077,761 trust units beneficially owned by Mr. McKenzie, (i) 11,433,313 trust units are held in Mr. McKenzie's retirement accounts through two custodians; (ii) 6,320,119 trust units are held by Mr. McKenzie as trustee for the Richard C. McKenzie, Jr. 1997 Trust, of which Mr. McKenzie is also a beneficiary; (iii) 198,912 trust units are held by Mr. McKenzie and his wife, Margaret Byrne McKenzie, as co-trustees of the Charitable Lead Annuity Trust 2000; and (iv) 125,417 trust units are directly held by Mr. McKenzie and his wife as co-trustees of the Charitable Lead Annuity Trust 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 14. CONTROLS AND PROCEDURES

         Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  Financial Statements, Financial Statement Schedules and Exhibits

              (1)  Financial Statements (included in Item 8 of this report):

                   Report of Independent Accountants
                   Balance Sheet
                   Income Statement
                   Notes to Financial Statements

              (2) Financial Statement Schedules: Financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to our consolidated financial statements.

              (3) Index of Exhibits: See "Index of Exhibits" below for a list of those exhibits filed herewith or incorporated herein by reference.

         (b)  Reports on Form 8-K.

              None.

         (c)  Index of Exhibits


EXHIBIT
NUMBER                              TITLE
-------                             -----
4.1      Form of Amended and Restated Trust Agreement of the Treasure Island
         Royalty Trust by and between Newfield and Wachovia Bank, National
         Association, as successor trustee (incorporated by reference to Exhibit
         4.7 to the Registration Statement on Form S-4 filed by Newfield and the trust with the SEC on June 24, 2002 (File No. 333-91014))

10.1 Form of Master Conveyance of Overriding Royalty Interest between EEX and Treasure Island Royalty Trust (incorporated by reference to Exhibit
         10.1 to the Registration Statement on Form S-4 filed by Newfield and the trust with the SEC on Spetmebr 27, 2002 (File No. 333-91014))

10.2.1   Asset Purchase, Farmout and Joint Exploration Agreement dated as of
         March 1, 2002, between BP Exploration & Production Inc. and EEX
         (incorporated by reference to Exhibit 10.1 to EEX's Quarterly Report on
         Form 10-Q for the Quarterly Period ended June 30, 2002 filed with the
         SEC on August 14, 2002 (File No. 1-12905))

10.2.2   Offshore Operating Agreement effective March 1, 2002, between BP
         Exploration & Production Inc. and EEX (incorporated by reference to
         Exhibit 10.2 to EEX's Quarterly Report on Form 10-Q for the Quarterly
         Period ended June 30, 2002 filed with the SEC on August 14, 2002 (File
         No. 1-12905))

10.2.3   Letter Agreement dated May 8, 2002, between BP Exploration & Production
         Inc. and EEX (incorporated by reference to Exhibit 10.3 to EEX's
         Quarterly Report on Form 10-Q for the Quarterly Period ended June 30,
         2002 filed with the SEC on August 14, 2002 (File No. 1-12905))

10.2.4   Amendatory Letter dated July 16, 2002, by and between EEX and BP
         Exploration & Production Inc. (incorporated by reference to Exhibit
         10.1 to EEX's Current Report on Form 8-K filed with the SEC on
         September 27, 2002 (File No. 1-12905))

10.2.5   Amendatory Letter dated July 17, 2002, between BP Exploration &
         Production Inc. and EEX (incorporated by reference to Exhibit 10.4 to
         EEX's Quarterly Report on Form 10-Q for the Quarterly Period ended June
         30, 2002 filed with the SEC on August 14, 2002 (File No. 1-12905))

99.1     Certification of Trustee pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.


SUPPLEMENTAL INFORMATION TO BE FURNISHED

         This report will be provided to unitholders. No other annual report or proxy material will be provided to unitholders.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TREASURE ISLAND ROYALTY TRUST


Date:  April 29, 2003                 By: Wachovia Bank, National Association,
                                          as trustee


                                      By: /s/  Kevin M. Dobrava
                                          --------------------------------------
                                          Kevin M. Dobrava
                                          Vice President


Note: Because the registrant is a trust without officers or employees, only the signature of an officer of the trustee of the registrant is available and has been provided.

                                 CERTIFICATIONS

I, Kevin M. Dobrava, certify that:

1. I have reviewed this annual report on Form 10-K of Treasure Island Royalty Trust, for which Wachovia Bank, National Association, acts as trustee;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

     a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves persons who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by Newfield Exploration Company.


Date:  April 29, 2003                    By:    /s/ Kevin M. Dobrava
                                             -----------------------------------
                                             Kevin M. Dobrava
                                             Vice President
                                             Wachovia Bank, National Association

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                              TITLE
-------                             -----
4.1      Form of Amended and Restated Trust Agreement of the Treasure Island
         Royalty Trust by and between Newfield and Wachovia Bank, National
         Association, as successor trustee (incorporated by reference to Exhibit
         4.7 to the Registration Statement on Form S-4 filed by Newfield and the trust with the SEC on June 24, 2002 (File No. 333-91014))

10.1 Form of Master Conveyance of Overriding Royalty Interest between EEX and Treasure Island Royalty Trust (incorporated by reference to Exhibit
         10.1 to the Registration Statement on Form S-4 filed by Newfield and the trust with the SEC on Spetmebr 27, 2002 (File No. 333-91014))

10.2.1   Asset Purchase, Farmout and Joint Exploration Agreement dated as of
         March 1, 2002, between BP Exploration & Production Inc. and EEX
         (incorporated by reference to Exhibit 10.1 to EEX's Quarterly Report on
         Form 10-Q for the Quarterly Period ended June 30, 2002 filed with the
         SEC on August 14, 2002 (File No. 1-12905))

10.2.2   Offshore Operating Agreement effective March 1, 2002, between BP
         Exploration & Production Inc. and EEX (incorporated by reference to
         Exhibit 10.2 to EEX's Quarterly Report on Form 10-Q for the Quarterly
         Period ended June 30, 2002 filed with the SEC on August 14, 2002 (File
         No. 1-12905))

10.2.3   Letter Agreement dated May 8, 2002, between BP Exploration & Production
         Inc. and EEX (incorporated by reference to Exhibit 10.3 to EEX's
         Quarterly Report on Form 10-Q for the Quarterly Period ended June 30,
         2002 filed with the SEC on August 14, 2002 (File No. 1-12905))

10.2.4   Amendatory Letter dated July 16, 2002, by and between EEX and BP
         Exploration & Production Inc. (incorporated by reference to Exhibit
         10.1 to EEX's Current Report on Form 8-K filed with the SEC on
         September 27, 2002 (File No. 1-12905))

10.2.5   Amendatory Letter dated July 17, 2002, between BP Exploration &
         Production Inc. and EEX (incorporated by reference to Exhibit 10.4 to
         EEX's Quarterly Report on Form 10-Q for the Quarterly Period ended June
         30, 2002 filed with the SEC on August 14, 2002 (File No. 1-12905))

99.1     Certification of Trustee pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.