Form 10-Q
period 2003-03-31
TREASURE ISLAND ROYALTY TRUST
filed 2003-05-15
CIK 1175872

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


                                 (713) 278-4320
              (Registrant's telephone number, including area code)

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

As of May 14, 2003, there were 42,574,298 trust units outstanding.

===============================================================================

                                TABLE OF CONTENTS


                                     PART I

                                                                                                                   Page
                                                                                                                   ----
Item 1.  Unaudited Financial Statements:

              Balance Sheet at December 31, 2002 and March 31, 2003..............................................     1

              Statement of Loss for the Three Months Ended March 31, 2003........................................     2

              Notes to Financial Statements......................................................................     3

Item 2.  Trustee's Discussion and Analysis of Financial Condition and Results of Operations......................     4

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................     4

Item 4.  Controls and Procedures.................................................................................     4


                                     PART II


Item 6.  Exhibits and Reports on Form 8-K........................................................................     5

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                          AT                        AT
                                                                    MARCH 31, 2003           DECEMBER 31, 2002
                                                                    --------------           -----------------
   Assets
        Cash...................................................     $         100             $         100
        Overriding royalty interests in gas properties.........           835,645                   835,645
                                                                    -------------             -------------
   Total assets................................................     $     835,745             $     835,745
                                                                    =============             =============
   Liabilities and trust corpus
        Trust expenses payable.................................     $      62,600             $      44,438
        Loan payable to Newfield...............................            11,788                        --
        Interest payable.......................................               147                        --
        Trust corpus (42,574,298 units of beneficial interest
          authorized and outstanding)..........................           835,745                   835,745
        Retained deficit.......................................           (74,535)                  (44,438)
                                                                    -------------             -------------
   Total liabilities and trust corpus..........................     $     835,745             $     835,745
                                                                    =============             =============

   The accompanying notes are an integral part of these financial statements.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS
                                   (UNAUDITED)


                                                                  THREE MONTHS
                                                                     ENDED
                                                                 MARCH 31, 2003
                                                                 --------------

Royalty income..............................................     $          --
General and administrative expense (Note 3).................            29,950
Interest expense............................................               147
                                                                 -------------
Net loss....................................................     $     (30,097)
                                                                 =============

Distributable income........................................                --
Distributable income per trust unit.........................                --
Outstanding trust units.....................................        42,574,298



   The accompanying notes are an integral part of these financial statements.

                          TREASURE ISLAND ROYALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS


1.       FORMATION AND PURPOSE OF THE TRUST

         Treasure Island Royalty Trust was established in connection with Newfield Exploration Company's November 2002 acquisition of EEX Corporation to provide the shareholders of EEX with the option to receive an interest in an exploration concept being pursued by EEX prior to the acquisition. The concept, referred to as "Treasure Island," targets "ultra deep" prospects in the shallow waters of the Gulf of Mexico. The trust owns, or has the right to receive, non-expense bearing overriding royalty interests to be paid from Newfield's interest in any future production that may be achieved from horizons below specified depths in the Treasure Island area. Treasure Island remains an exploration concept and there are no proved reserves or production currently associated with the royalty interests.

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

         The sole purpose of the trust is to hold the overriding royalty interests, which are passive in nature. The trustee of the trust and the trust's unitholders have no control over, or responsibility for any costs related to, the drilling, development or operations. Neither Newfield nor any other operator of Treasure Island properties has any contractual commitment to the trust to conduct drilling on the properties or to maintain its ownership interest in any of the properties.

         These unaudited financial statements reflect, in the opinion of the trustee, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the trust's financial position as of, and results of operations for, the period presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles.

         Interim period results are not necessarily indicative of results for a full year.

         These financial statements and notes should be read in conjunction with the trust's financial statements and the notes thereto at December 31, 2002 and for the period from inception through December 31, 2002 included in the trust's Annual Report on Form 10-K.

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

ITEM 2.  TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

OVERVIEW

         Treasure Island Royalty Trust was established in connection with Newfield Exploration Company's November 2002 acquisition of EEX Corporation to provide the shareholders of EEX with the option to receive an interest in the "Treasure Island" concept being pursued by EEX prior to the acquisition. "Treasure Island" refers to a concept developed to explore for oil and gas in "ultra deep" horizons below a salt weld typically found at 18,000, but sometimes as deep as 22,200, feet true vertical depth in the Gulf of Mexico. The Treasure Island area covers horizons below specified depths generally coinciding with the base of the salt weld in 116 lease blocks located offshore Louisiana in the South Timbalier, Ship Shoal, South Marsh Island and Eugene Island areas.

         The trust owns, or has the right to receive, non-expense bearing overriding royalty interests to be paid from Newfield's interest in any future Treasure Island production. The sole purpose of the trust is to hold the overriding royalty interests, which are passive in nature. The trustee of the trust, Wachovia Bank, National Association, and the trust's unitholders have no control over, or responsibility for any costs related to, drilling, development or operations. Neither Newfield nor any other operator of Treasure Island properties has any contractual commitment to the trust to conduct drilling on the properties or to maintain its ownership interest in any of the properties. The beneficial interest in the trust is divided into 42,574,298 trust units, each of which represents an equal undivided portion of the trust.

     No wells have been drilled to test the Treasure Island concept and there are no proved reserves or production currently associated with the royalty interests. Any Treasure Island exploratory wells that are ultimately drilled will require significant lead time to plan and drill and will be very expensive and technically challenging because of the depth of the targeted horizons and expected harsh conditions such as high temperature and pressure. Due to the risks and costs associated with drilling a Treasure Island exploratory well, Newfield does not currently anticipate drilling any wells without a significant partner. If Newfield's current agreement with BP Exploration & Production Inc. is terminated, Newfield may not find another acceptable partner. Because of the lengthy lead time required to test one or more prospects and the scheduled expiration of the leases on which identified prospects are located, Newfield would have a limited time to find a new partner.

RESULTS OF OPERATIONS

         The trust had no revenue and accrued $30,097 of administrative and interest expense during the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

         The trust's only sources of income are revenue, if any, attributable to the overriding royalty interests, income from the investment of cash on hand and net proceeds from the disposition of royalty interests. Because none of the properties underlying the royalty interests are at present producing any oil or gas and the trust has only a very small amount of cash on hand, the trust has no source of revenue. Therefore, it must rely on Newfield for the funding of its administrative expenses. Any material adverse change in Newfield's financial condition or results of operations could materially and adversely affect the trust and the trust's unitholders. No distributions will be made by the trust to unitholders until the trust receives revenue from the royalty interests.

         Newfield has agreed to make loans as may be requested by the trustee in amounts expected to be incurred over the next 90 days. In addition, if after such time as the royalty interests commence generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield will bear interest at an annual rate of 8% and will be senior unsecured obligations of the trust. The loans will be repaid in quarterly installments only from the excess, if any, of an amount equal to 8% of the cash received by the trust in a given quarter over the administrative expenses of the trust for that quarter. As of March 31, 2003, the trust had borrowed $11,788 to pay administrative expenses, none of which had been repaid.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

ITEM 4.  CONTROLS AND PROCEDURES

         Not applicable.

                                     PART II



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit Number                         Description
         --------------                         -----------

              99.1 Certification of Trustee of Treasure Island Royalty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:

              None.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TREASURE ISLAND ROYALTY TRUST


Date:  May 15, 2003                    By:  Wachovia Bank,
                                            National Association, as trustee



                                      By:  /s/ Kevin M. Dobrava
                                           ------------------------------------
                                           Kevin M. Dobrava
                                           Vice President


Note: Because the registrant is a trust without officers or employees, only the signature of an officer of the trustee of the registrant is available and has been provided.

                                  CERTIFICATION


I, Kevin M. Dobrava, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Treasure Island Royalty Trust, for which Wachovia Bank, National
         Association, acts as trustee;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

         a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by Newfield Exploration Company.


Date:  May 15, 2003                    By:  /s/ Kevin M. Dobrava
                                            -----------------------------------
                                            Kevin M. Dobrava
                                            Vice President
                                            Wachovia Bank, National Association

                                  EXHIBIT INDEX


Exhibit Number                          Description
--------------                          -----------

    99.1 Certification of Trustee of Treasure Island Royalty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002