Form 10-Q
period 2003-06-30
TREASURE ISLAND ROYALTY TRUST
filed 2003-08-11
CIK 1175872

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

      (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of August 8, 2003, there were 42,574,298 trust units outstanding.


================================================================================

                                TABLE OF CONTENTS



                                                                                                    Page
                                                                                                    ----
                                                   PART I

Item 1.  Unaudited Financial Statements:

            Balance Sheet at June 30, 2003 and December 31, 2002...................................    1

            Statement of Loss for the Three and Six Months Ended June 30, 2003.....................    2

            Notes to Financial Statements..........................................................    3

Item 2.  Trustee's Discussion and Analysis of Financial Condition and Results of Operations........    4

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................    5

Item 4.  Controls and Procedures...................................................................    5


                                                   PART II

Item 6.  Exhibits and Reports on Form 8-K..........................................................    5

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                              AT                       AT
                                                                        JUNE 30, 2003           DECEMBER 31, 2002
                                                                      -----------------         -----------------
Assets
     Cash ......................................................      $             100         $             100
     Overriding royalty interests in gas properties ............                835,645                   835,645
                                                                      -----------------         -----------------
Total assets ...................................................      $         835,745         $         835,745
                                                                      =================         =================

Liabilities and trust corpus
     Trust expenses payable ....................................      $          56,000         $          44,438
     Loan payable to Newfield ..................................                 30,738                        --
     Interest payable ..........................................                    532                        --
     Trust corpus (42,574,298 units of beneficial interest
       authorized and outstanding) .............................                835,745                   835,745
     Retained deficit ..........................................                (87,270)                  (44,438)
                                                                      -----------------         -----------------
Total liabilities and trust corpus .............................      $         835,745         $         835,745
                                                                      =================         =================



    The accompanying notes are an integral part of this financial statement.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS
                                   (UNAUDITED)



                                               THREE MONTHS        SIX MONTHS
                                                  ENDED               ENDED
                                              JUNE 30, 2003       JUNE 30, 2003
                                              -------------       -------------
Royalty income ...........................    $          --       $          --
General and administrative expense .......           12,350              42,300
Interest expense .........................              385                 532
                                              -------------       -------------
Net loss .................................    $     (12,735)      $     (42,832)
                                              =============       =============

Distributable income .....................               --                  --
Distributable income per trust unit ......               --                  --
Outstanding trust units ..................       42,574,298          42,574,298



    The accompanying notes are an integral part of this financial statement.

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

RESULTS OF OPERATIONS

         The trust has had no revenue. During the second quarter and the first six months of 2003, the trust accrued $12,735 and $42,832, respectively, of administrative and interest expense.

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

         Newfield has agreed to make loans as may be requested by the trustee in amounts expected to be incurred over the next 90 days. In addition, if after such time as the royalty interests commence generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield will bear interest at an annual rate of 8% and will be senior unsecured obligations of the trust. The loans will be repaid in quarterly installments only from the excess, if any, of an amount equal to 8% of the cash received by the trust in a given quarter over the administrative expenses of the trust for that quarter. As of June 30, 2003, the trust had borrowed $30,738 to pay administrative expenses, none of which had been repaid.

RECENT DEVELOPMENTS

         During the second quarter of 2003, Newfield received notice from BP of its intent to drill an initial well to test the Treasure Island exploration concept, as provided for and subject to the terms and conditions of the agreement between BP and Newfield. If BP does not commence drilling of the initial well by January 1, 2004, then the agreement will terminate and the interests in the 20 leases assigned to BP under the agreement will be reassigned to Newfield for nominal consideration.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        None.

ITEM 4. CONTROLS AND PROCEDURES

        Not applicable.


                                     PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        Exhibit Number                        Description

            31.1 Certification of Vice President of Trustee of Treasure Island Royalty Trust pursuant to 15 U.S.C.
                           Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Trustee of Treasure Island Royalty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K:

                 On June 2, 2003, the trust filed a Current Report on Form 8-K regarding Newfield's announcement that day that it had received notice from BP of BP's intent to drill an initial well to test the Treasure Island exploration concept, as provided for and subject to the terms and conditions of the agreement between BP and Newfield.


                                    SIGNATURE


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TREASURE ISLAND ROYALTY TRUST

Date: August 11, 2003                By: Wachovia Bank, National Association,
                                         as trustee



                                     By: /s/ Kevin M. Dobrava
                                         -------------------------------------
                                         Kevin M. Dobrava
                                         Vice President


Note: Because the registrant is a trust without officers or employees, only the signature of an officer of the trustee of the registrant is available and has been provided.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
 31.1        Certification of Vice President of Trustee of Treasure Island
             Royalty Trust pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification of Trustee of Treasure Island Royalty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002