Form 10-Q
period 2003-09-30
TREASURE ISLAND ROYALTY TRUST
filed 2003-11-14
CIK 1175872

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Yes [ ] No [X]

As of November 13, 2003, there were 42,574,298 trust units outstanding.

================================================================================

                                TABLE OF CONTENTS

                                     PART I


                                                                            Page
                                                                            ----
Item 1. Unaudited Financial Statements:

          Balance Sheet at September 30, 2003 and December 31, 2002 ......     1

          Statement of Loss for the Three and Nine Months Ended
            September 30, 2003 ...........................................     2

          Notes to Financial Statements ..................................     3

Item 2. Trustee's Discussion and Analysis of Financial Condition and
          Results of Operations ..........................................     4

Item 3. Quantitative and Qualitative Disclosures about Market Risk .......     5

Item 4. Controls and Procedures ..........................................     5

                                     PART II

Item 6. Exhibits and Reports on Form 8-K .................................     5

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET
                                   (UNAUDITED)

                                       SEPTEMBER 30,  DECEMBER 31,
                                           2003          2002
                                           ----          ----
Assets
  Cash                                   $     100     $     100
  Overriding royalty interests in
    gas properties                         835,645       835,645
                                         ---------     ---------
Total assets                             $ 835,745     $ 835,745
                                         =========     =========

Liabilities and trust corpus
  Trust expenses payable                 $  25,490     $  44,438
  Loan payable to Newfield                  82,989            --
  Interest payable                           1,989            --
  Trust corpus (42,574,298 units of
    beneficial interest authorized
    and outstanding)                       835,745       835,745
  Retained deficit                        (110,468)      (44,438)
                                         ---------     ---------
Total liabilities and trust corpus       $ 835,745     $ 835,745
                                         =========     =========

    The accompanying notes are an integral part of this financial statement.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS
                                   (UNAUDITED)

                                        THREE MONTHS    NINE MONTHS
                                            ENDED          ENDED
                                        SEPTEMBER 30,  SEPTEMBER 30,
                                            2003           2003
                                            ----           ----
Royalty income                           $        --    $        --
General and administrative expense            21,741         64,041
Interest expense                               1,457          1,989
                                         -----------    -----------
Net loss                                 $    23,198    $    66,030
                                         ===========    ===========
Distributable income                              --             --
Distributable income per trust unit               --             --
Outstanding trust units                   42,574,298     42,574,298

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

RESULTS OF OPERATIONS

      The trust has had no revenue. During the third quarter and the first nine months of 2003, the trust accrued $23,198 and $66,030, respectively, of administrative and interest expenses.

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

      Newfield has agreed to make loans as may be requested by the trustee in amounts expected to be incurred over the next 90 days. In addition, if after such time as the royalty interests commence generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield will bear interest at an annual rate of 8% and will be senior unsecured obligations of the trust. The loans will be repaid in quarterly installments only from the excess, if any, of an amount equal to 8% of the cash received by the trust in a given quarter over the administrative expenses of the trust for that quarter. As of September 30, 2003, the trust had borrowed $82,989 to pay administrative expenses, none of which had been repaid.

RECENT DEVELOPMENTS

      BP has stated its intent to not drill an initial Treasure Island test well in 2003. Pursuant to the agreement between BP and Newfield, if BP does not commence drilling the initial well by December 31, 2003, the agreement will terminate and the interests in the 20 leases assigned to BP under the agreement will be reassigned to Newfield for nominal consideration. Newfield and BP are discussing alternatives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

ITEM 4. CONTROLS AND PROCEDURES

      Not applicable.


                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit Number                           Description
--------------                           -----------
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

                                        TREASURE ISLAND ROYALTY TRUST

Date:  November 14, 2003                By: Wachovia Bank, National Association,
                                            as trustee


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

                                  EXHIBIT INDEX

Exhibit Number                            Description
--------------                            -----------
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