Form 10-K
period 2003-12-31
TREASURE ISLAND ROYALTY TRUST
filed 2004-03-30
CIK 1175872

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                                 ---------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

The aggregate market value of the trust units held by non-affiliates of the registrant was approximately $11,921,000 as of June 30, 2003.

As of March 29, 2004, there were 42,574,298 trust units outstanding.

Documents Incorporated by Reference: None.

================================================================================

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                     PART I

Item 1.    Business.........................................................................................    1
              Creation and Purpose of the Trust.............................................................    1
              Treasure Island...............................................................................    1
              Overriding Royalty Interests..................................................................    2
              Distributions.................................................................................    2
              Disposition of Overriding Royalty Interests...................................................    3
              Duration of the Trust.........................................................................    3
              The Trustee...................................................................................    3

Item 2.    Properties.......................................................................................    4

Item 3.    Legal Proceedings................................................................................    5

Item 4.    Submission of Matters to a Vote of Unitholders...................................................    5

                                     PART II

Item 5.    Market for the Registrant's Units and Related Unitholder Matters.................................    6

Item 6.    Selected Financial Data..........................................................................    6

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations...............    6
              Overview......................................................................................    6
              Liquidity and Capital Resources...............................................................    6
              Results of Operations.........................................................................    7
              Other Factors Affecting the Trust and its Unitholders.........................................    7

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.......................................    9

Item 8.    Financial Statements and Supplementary Data......................................................    10

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............    16

Item 9A.   Controls and Procedures..........................................................................    16

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...............................................    16

Item 11.   Executive Compensation...........................................................................    16

Item 12.   Unit Ownership of Certain Beneficial Owners and Management.......................................    16

Item 13.   Certain Relationships and Related Transactions...................................................    16

Item 14.   Principal Accountant Fees and Services...........................................................    17

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................    17

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

         No wells have been drilled to test the Treasure Island concept. Any Treasure Island exploratory wells that are ultimately drilled will require significant lead time to plan and drill and will be very expensive and technically challenging because of the depth of the targeted horizons and expected harsh conditions such as high temperature and pressure. Dry hole costs are expected to range from $35 - $70 million per well. Because of these risks and high drilling costs, Newfield does not currently anticipate drilling any Treasure Island wells without one or more partners to carry all or a substantial portion of the drilling costs of one or more wells.

         In May 2002, EEX and BP entered into an Asset Purchase, Farmout and Joint Exploration Agreement pursuant to which BP acquired 75% of EEX's then current interest in 23 leases in the Treasure Island area, three of which have since expired. Pursuant to this agreement, BP agreed, subject to several conditions, to drill one or more wells to test the Treasure Island concept. Because BP elected to not commence drilling an initial test well by December 31, 2003, this agreement terminated and the interests in the 20 leases assigned to BP under the agreement were reassigned to Newfield for nominal consideration.

Newfield has a limited time to reach agreement with one or more acceptable partners because of the required lead time and the scheduled expiration in either 2005 or 2006 of the leases on which identified prospects are located. Newfield is currently discussing proposed alternatives with several potential partners with respect to one prospect. Newfield also is discussing potential transactions with respect to several other prospects with a number of third parties. However, Newfield may be unable to timely reach agreement with any of these parties.

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

         Newfield currently holds an interest in 26 lease blocks within the Treasure Island area. The trust's overriding royalty interest with respect to Treasure Island production from 25 of these leases is 1.25%. With respect to the remaining lease, Newfield's working interest is 100% and its net revenue interest is 78.32%. Because Newfield's net revenue interest is less than 80% of its working interest percentage, the trust's overriding royalty interest is reduced to approximately 1.22%.

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

         The trustee is entitled to annual compensation of $15,000, plus reimbursement of its reasonable out-of-pocket expenses incurred in connection with the administration of the trust. The trustee also is entitled to a fee of $5,000 upon the termination of the trust. The trustee's compensation is paid out of the trust's assets.

ITEM 2. PROPERTIES

         The trust's properties will consist solely of the overriding royalty interests described under "Item 1. Business" above. Newfield currently holds an interest in 26 Treasure Island lease blocks, 14 of which expire in 2005, six of which expire in 2006 and six of which expire in 2007. The trust is currently entitled to receive 1.25% of all Treasure Island production from 25 of the leases and approximately 1.22% from the remaining lease.

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

         As of March 19, 2004, there were 182 unitholders of record.

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

         The trust has no directors, officers or employees and no equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

         The following table presents in summary form selected financial information regarding the trust at December 31, 2003 and 2002 and for the year ended December 31, 2003 and for the period from the inception of the trust through December 31, 2002.

                                            AT AND FOR THE YEAR OR PERIOD ENDED
                                            -----------------------------------
                                              2003                       2002
                                            --------                   --------
Revenues ...............................    $     --                   $     --
Cash distributions to unitholders ......          --                         --
Cash distributions per unit ............          --                         --
Trust corpus ...........................     835,745                    835,745
Trust assets ...........................     835,745                    835,745
Trust liabilities ......................     139,257                     44,438
Trust retained deficit .................     139,257                     44,438

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

RESULTS OF OPERATIONS

         The trust has had no revenue. The trust accrued $94,819 and $44,438 of administrative and interest expenses in 2003 and 2002, respectively. Administrative expense consists primarily of legal, accounting and trustee fees and printing and mailing costs.

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

         Any Treasure Island exploratory wells that are ultimately drilled will require significant lead time to plan and drill and will be very expensive and technically challenging because of the depth of the targeted horizons and expected harsh conditions such as high temperature and pressure. Dry hole costs are expected to range from $35 - $70 million per well. Because of these risks and high drilling costs, Newfield does not currently anticipate drilling any Treasure Island wells without one or more partners to carry all or a substantial portion of the drilling costs of one or more wells. Newfield has a limited time to reach agreement with one or more acceptable partners because of the required lead time and the scheduled expiration in either 2005 or 2006 of the leases on which identified prospects are located. Newfield is currently discussing proposed alternatives with several potential partners with respect to one prospect. Newfield also is discussing potential transactions with respect to several other prospects with a number of third parties. However, Newfield may be unable to timely reach agreement with any of these parties.

         ANY FUTURE DISTRIBUTIONS FROM THE TRUST WILL BE SUBJECT TO FLUCTUATING PRICES FOR OIL AND GAS. Oil and gas prices fluctuate widely in response to changes in supply, weather conditions, economic conditions, the price and availability of alternative fuels and a variety of additional factors. To the extent there is production of oil and gas associated with the royalty interests, the royalties that the trust receives from its share of production will be affected by changes in the prices of oil and gas. As a result, future distributions from the trust to the holders of the trust units may vary significantly from quarter to quarter and could be reduced or discontinued. In addition, lower oil and gas prices may reduce the likelihood that the underlying properties will be developed or that any oil and gas discovered will be economic to produce. The volatility of energy prices will make it difficult to estimate future cash distributions to trust unitholders and the value of the trust units. These difficulties may have an adverse effect on the value of the trust units.

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

                         REPORT OF INDEPENDENT AUDITORS

To the Trustee of Treasure Island Royalty Trust:

         In our opinion, the accompanying balance sheet and the related statement of loss present fairly, in all material respects, the financial position of Treasure Island Royalty Trust (the "Trust") at December 31, 2003 and 2002, and the results of its operations for the year ended December 31, 2003 and for the period from inception through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trustee; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Trustee, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Notes 3 and 4 to the financial statements, the Trust has a contractual relationship with, and is dependent for funding on, Newfield Exploration Company.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 30, 2004

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET


                                                                     AT DECEMBER 31,
                                                               ------------------------
Assets                                                            2003           2002
                                                               ---------      ---------
    Cash .................................................     $     100      $     100
    Overriding royalty interests in gas properties .......       835,645        835,645
                                                               ---------      ---------
Total assets .............................................     $ 835,745      $ 835,745
                                                               =========      =========

Liabilities and trust corpus
    Current trust expenses payable .......................     $  18,494      $  44,438
    Loan payable to Newfield .............................       116,853             --
    Interest payable .....................................         3,910             --

    Commitments and contingencies ........................            --             --
    Trust corpus (42,574,298 units of beneficial
      interest authorized and outstanding) ...............       835,745        835,745
    Retained deficit .....................................      (139,257)       (44,438)
                                                               ---------      ---------
Total liabilities and trust corpus .......................     $ 835,745      $ 835,745
                                                               =========      =========



   The accompanying notes are an integral part of these financial statements.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS



                                                   YEAR ENDED       FROM INCEPTION THROUGH
                                                DECEMBER 31, 2003     DECEMBER 31, 2002
                                                -----------------   ----------------------
Royalty income ............................     $              --     $              --
General and administrative expense (Note 3)                90,909                44,438
Interest expense ..........................                 3,910                    --
                                                -----------------     -----------------
Net loss ..................................     $          94,819     $          44,438
                                                =================     =================


Distributable income ......................                    --                    --
Distributable income per trust unit .......                    --                    --

Outstanding trust units ...................            42,574,298            42,574,298

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

7. TRUSTEE COMPENSATION

         The trust paid the trustee an aggregate of $12,272 in 2003 for trustee fees and to reimburse the trustee for reimbursable expenses. The trust made no payments to the trustee in 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the trust's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the trustee concluded that the trust's disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the trust required to be included in the trust's periodic filings with the SEC. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by Newfield. There has not been any change in the trust's internal controls over financial reporting during the period covered by this report that has materially effected, or is reasonably likely to materially effect, the trust's internal controls over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee that may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

         Because the trust has no employees, it does not have a code of ethics. Officers, directors and employees of the trustee, Wachovia Bank, National Association, must comply with the bank's Code of Conduct & Ethics. The code is available on Wachovia's website at www.wachovia.com under the tab "Inside Wachovia -- Investor Relations" and then under the heading "Corporate Governance -- Code of Conduct & Ethics."

ITEM 11. EXECUTIVE COMPENSATION

         The trust has no employees. The trustee is entitled to annual compensation of $15,000, plus reimbursement of its reasonable out-of-pocket expenses incurred in connection with the administration of the trust. The trustee also is entitled to a fee of $5,000 upon the termination of the trust. The trustee's compensation is paid out of the trust's assets.

ITEM 12. UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth beneficial ownership information as of March 24, 2004, with respect to each person known by the trustee to own beneficially 5% or more of the outstanding trust units. The trust has no directors, officers or employees and no equity compensation plans. Wachovia Bank, National Association, the trustee of the trust, owns no units.

                                          BENEFICIAL OWNERSHIP
                                          --------------------
NAME OF BENEFICIAL OWNER                    UNITS      PERCENT
------------------------                  ----------   -------
Richard C. McKenzie, Jr. (1) ...........  16,845,261    39.6%

(1)  All information in the table above and in this note with respect to Richard
     C. McKenzie, Jr. is based solely on the Schedule 13D/A he filed with the SEC on January 28, 2004 and the Form 4s he filed with the SEC on February 2, 2004, February 10, 2004 and February 20, 2004. Mr. McKenzie's address is 118 John St., Greenwich, CT 06831.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Fees for services performed by PricewaterhouseCoopers LLP for the trust for the year ended December 31, 2003 and for the period from inception of the trust through December 31, 2002 are:

                                                FOR THE YEAR OR
                                                 PERIOD ENDED
                                             -------------------
                                               2003        2002
                                             -------     -------
                Audit fees .............     $22,050     $15,200
                Audit-related fees .....          --          --
                Tax fees ...............          --          --
                All other fees .........          --          --
                                             -------     -------
                                             $22,050     $15,200

         As referenced in Item 10, above, the trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to PricewaterhouseCoopers LLP.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Financial Statements, Financial Statement Schedules and
                  Exhibits

                  (1) Financial Statements (included in Item 8 of this report):

                           Report of Independent Auditors
                           Balance Sheet
                           Statement of Loss
                           Notes to Financial Statements

                  (2) Financial Statement Schedules: Financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to the financial statements.

                  (3) Index of Exhibits: See "Index of Exhibits" below for a list of those exhibits filed herewith or incorporated herein by reference.

         (b)      Reports on Form 8-K

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

 10.1 Form of Master Conveyance of Overriding Royalty Interest between EEX and Treasure Island Royalty Trust (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Newfield and the trust with the SEC on September 27, 2002 (File No. 333-91014))

*31.1             Certification of Vice President of Trustee of Treasure Island
                  Royalty Trust pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT
NUMBER                               TITLE
-------                              -----
*32.1             Certification of Trustee of Treasure Island Royalty Trust
                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

--------
* Filed herewith.


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

                                                TREASURE ISLAND ROYALTY TRUST



Date: March 30, 2004                            By: Wachovia Bank, National
                                                    Association, as trustee


                                                By: /s/ Kevin M. Dobrava
                                                    ------------------------
                                                    Kevin M. Dobrava
                                                    Vice President


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

 10.1 Form of Master Conveyance of Overriding Royalty Interest between EEX and Treasure Island Royalty Trust (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Newfield and the trust with the SEC on September 27, 2002 (File No. 333-91014))

*31.1             Certification of Vice President of Trustee of Treasure Island
                  Royalty Trust pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1 Certification of Trustee of Treasure Island Royalty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

--------
* Filed herewith.