Form 10-Q
period 2004-03-31
TREASURE ISLAND ROYALTY TRUST
filed 2004-05-12
CIK 1175872

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of May 11, 2004, there were 42,574,298 trust units outstanding.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

                                                                                                      Page
                                                                                                      ----
Item 1.  Unaudited Financial Statements:
              Balance Sheet at March 31, 2004 and December 31, 2003................................     1
              Statement of Loss for the three months ended March 31, 2004 and 2003.................     2
              Notes to Financial Statements........................................................     3
Item 2.  Trustee's Discussion and Analysis.........................................................     4
Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................     5
Item 4.  Controls and Procedures...................................................................     5

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K..........................................................     5

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                               MARCH 31, 2004           DECEMBER 31, 2003
                                                               --------------           -----------------
Assets:
     Cash...................................................   $           100          $             100
     Overriding royalty interests in gas properties.........           835,645                    835,645
                                                               ---------------          -----------------
         Total assets.......................................   $       835,745          $         835,745
                                                               ===============          =================
Liabilities and trust corpus:
     Current trust expenses payable.........................   $        29,330          $          18,494
     Loan payable to Newfield...............................           130,182                    116,853
     Interest payable.......................................             2,516                      3,910
     Commitments and contingencies..........................                --                         --
     Trust corpus (42,574,298 units of beneficial
       interest authorized and outstanding).................           835,745                    835,745
     Retained deficit.......................................          (162,028)                  (139,257)
                                                               ---------------          -----------------
         Total liabilities and trust corpus.................   $       835,745          $         835,745
                                                               ===============          =================

    The accompanying notes are an integral part of this financial statement.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS
                                   (UNAUDITED)

                                                                 THREE MONTHS                 THREE MONTHS
                                                                     ENDED                        ENDED
                                                                MARCH 31, 2004               MARCH 31, 2003
                                                                --------------               --------------
Royalty income...........................................       $           --               $           --
General and administrative expense.......................               20,255                       29,950
Interest expense.........................................                2,516                          147
                                                                --------------               --------------
     Net loss............................................       $       22,771               $       30,097
                                                                ==============               ==============
Distributable income.....................................                   --                           --
Distributable income per trust unit......................                   --                           --

Outstanding trust units..................................           42,574,298                   42,574,298

    The accompanying notes are an integral part of this financial statement.

                          TREASURE ISLAND ROYALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS

1.    FORMATION AND PURPOSE OF THE TRUST

      Treasure Island Royalty Trust was established in connection with Newfield Exploration Company's November 2002 acquisition of EEX Corporation to provide the shareholders of EEX with the option to receive an interest in an exploration concept being pursued by EEX prior to the acquisition. The concept, referred to as "Treasure Island," targets "ultra deep" prospects in the shallow waters of the Gulf of Mexico. Generally, the trust owns, or has the right to receive, overriding royalty interests in any future production that may be achieved from horizons below specified depths on leases in which Newfield owns or has owned an interest that are located in the Treasure Island area. Treasure Island remains an exploration concept and there are no proved reserves or production currently associated with the royalty interests.

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

      The sole purpose of the trust is to hold overriding royalty interests in any future production from a specified area. The royalty interests are passive in nature. The trustee of the trust and the trust's unitholders have no control over, or responsibility for any costs related to, drilling, development or operations. Neither Newfield nor any other operator of Treasure Island properties has any contractual commitment to the trust to conduct drilling on the properties or to maintain its ownership interest in any of the properties.

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

      These financial statements and notes should be read in conjunction with the trust's audited financial statements and the notes thereto for the year ended December 31, 2003 included in the trust's annual report on Form 10-K.

2.    BASIS OF PRESENTATION

      These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

ITEM 2.  TRUSTEE'S DISCUSSION AND ANALYSIS

OVERVIEW

      Treasure Island Royalty Trust was established in connection with Newfield Exploration Company's November 2002 acquisition of EEX Corporation to provide the shareholders of EEX with the option to receive an interest in an exploration concept being pursued by EEX prior to the acquisition. The concept, referred to as "Treasure Island," targets "ultra deep" prospects in the shallow waters of the Gulf of Mexico. Generally, the trust owns, or has the right to receive, overriding royalty interests in any future production that may be achieved from horizons below specified depths on leases in which Newfield owns or has owned an interest that are located in the Treasure Island area. Treasure Island remains an exploration concept and there are no proved reserves or production currently associated with the royalty interests.

      The sole purpose of the trust is to hold overriding royalty interests in any future production from a specified area. The royalty interests are passive in nature. The trustee of the trust and the trust's unitholders have no control over, or responsibility for any costs related to, drilling, development or operations. Neither Newfield nor any other operator of Treasure Island properties has any contractual commitment to the trust to conduct drilling on the properties or to maintain its ownership interest in any of the properties. The beneficial interest in the trust is divided into 42,574,298 trust units, each of which represents an equal undivided portion of the trust.

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

      In April 2004, Newfield signed letters of intent with Exxon Mobil Corporation, BP Exploration & Production Inc. and Petrobras America Inc. to drill an exploration well on the Blackbeard West Prospect. Newfield anticipates that definitive agreements will be executed by the end of the second quarter of this year. Under the terms of the letters of intent, the exploration well will spud no later than January 31, 2005. The well is being designed to test prospective objectives that range from 27,000 feet to more than 30,000 feet. The prospect covers multiple blocks in the South Timbalier and Ship Shoal regions offshore Louisiana. ExxonMobil will operate the prospect. The prospect is subject to a 1.25% overriding royalty interest held by the trust.

      Newfield also is discussing potential transactions with respect to several other prospects with a number of third parties. However, Newfield may be unable to timely reach agreement with any of these parties.

RESULTS OF OPERATIONS

      The trust has had no revenue. The trust accrued $22,771 and $30,097 of administrative and interest expenses in the first quarter of 2004 and 2003, respectively. Administrative expense consists primarily of legal, accounting and trustee fees and printing and mailing costs.

LIQUIDITY AND CAPITAL RESOURCES

      The trust's only sources of income are revenues, if any, attributable to the overriding royalty interests, income from the investment of cash on hand and net proceeds from the disposition of royalty interests. Because none of the properties underlying the royalty interests are at present producing any oil or gas and the trust has only a very small amount of cash on hand, the trust has no source of revenue. Therefore, it must rely on Newfield for the funding of its administrative expenses. Any material adverse change in Newfield's financial condition or results of operations could materially and adversely affect the trust and the trust's unitholders.

      Newfield has agreed to make loans as may be requested by the trustee in amounts expected to be incurred over the next 90 days. In addition, if after such time as the royalty interests commence generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield will bear interest at an annual rate of 8% and will be senior unsecured obligations of the trust. The loans will be repaid in quarterly installments only from the excess, if any, of an amount equal to 8% of the cash received by the trust in a given quarter over the administrative expenses of the trust for that quarter. As of March 31, 2004, the trust had borrowed $130,182 to pay administrative expenses, none of which had been repaid.

FORWARD LOOKING INFORMATION

      This report contains information that is forward-looking or relates to anticipated future events or results such as drilling and operating plans. Although Newfield and the trustee believe that the expectations reflected in this information are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties. Please read the discussions under the captions "Treasure Island" in Item 1 of Part I and "Other Factors Affecting the Trust and its Unitholders" in Item 7 of Part II of the trust's annual report on Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the trust's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the trustee concluded that the trust's disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the trust required to be included in the trust's periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by Newfield Exploration Company. There has not been any change in the trust's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust's internal control over financial reporting.

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

(b)   Reports on Form 8-K:

      None were filed during the three-month period ended March 31, 2004.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TREASURE ISLAND ROYALTY TRUST

Date:  May 12, 2004          By: Wachovia Bank, National Association, as trustee

                             By: /s/  Kevin M. Dobrava
                                 -----------------------------------------------
                                 Kevin M. Dobrava
                                 Vice President

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