Form 10-Q
period 2004-06-30
TREASURE ISLAND ROYALTY TRUST
filed 2004-08-13
CIK 1175872

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                             -----------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 12, 2004, there were 42,574,298 trust units outstanding.


================================================================================

                                TABLE OF CONTENTS

                                     PART I

                                                                                                                   Page
                                                                                                                   ----
Item 1.  Unaudited Financial Statements:

              Balance Sheet at June 30, 2004 and December 31, 2003...............................................     1

              Statement of Loss for the three and six months ended June 30, 2004 and 2003........................     2

              Notes to Financial Statements......................................................................     3

Item 2.  Trustee's Discussion and Analysis.......................................................................     4

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................     5

Item 4.  Controls and Procedures.................................................................................     5


                                     PART II

Item 6.  Exhibits and Reports on Form 8-K........................................................................     5

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                    JUNE 30, 2004           DECEMBER 31, 2003
                                                                    -------------           -----------------
   Assets:

        Cash...................................................     $         100             $         100
        Overriding royalty interests in gas properties.........           835,645                   835,645
                                                                    -------------             -------------
            Total assets.......................................     $     835,745             $     835,745
                                                                    =============             =============

   Liabilities and trust corpus:

        Current trust expenses payable.........................     $      41,106             $      18,494
        Loan payable to Newfield...............................           137,735                   116,853
        Interest payable.......................................             9,066                     3,910
        Commitments and contingencies..........................               --                        --

        Trust corpus (42,574,298 units of beneficial
          interest authorized and outstanding).................           835,745                   835,745
        Retained deficit.......................................          (187,907)                 (139,257)
                                                                    -------------             -------------
            Total liabilities and trust corpus.................     $     835,745             $     835,745
                                                                    =============             =============




    The accompanying notes are an integral part of this financial statement.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                           JUNE 30,                                  JUNE 30,
                                                           --------                                  --------
                                                  2004                 2003                  2004                2003
                                                  ----                 ----                  ----                ----
Royalty income............................    $          --        $          --         $          --       $         --
General and administrative expense........           23,239               12,350                43,494              42,300
Interest expense..........................            2,640                  385                 5,156                 532
                                              -------------        -------------         -------------       -------------
     Net loss.............................    $      25,879        $      12,735         $      48,650       $      42,832
                                              =============        =============         =============       =============

Distributable income......................               --                   --                    --                  --
Distributable income per trust unit.......               --                   --                    --                  --

Outstanding trust units...................       42,574,298           42,574,298            42,574,298          42,574,298


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

         These unaudited financial statements reflect, in the opinion of the trustee, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the trust's financial position as of, and results of operations for, the periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles.

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

         No wells have been drilled to test the Treasure Island concept. Any Treasure Island exploratory wells that are ultimately drilled will require significant lead time to plan and drill and will be very expensive and technically challenging because of the depth of the targeted horizons and expected harsh conditions such as high temperature and pressure. Dry hole costs are expected to range from $35 - $70 million per well. Because of these risks and high drilling costs, Newfield does not currently anticipate drilling any Treasure Island wells without one or more partners to carry all or a substantial portion of the drilling costs of one or more wells. Newfield has a limited time to reach agreement with acceptable partners because of the required lead time and the scheduled expiration in either 2005 or 2006 of the leases on which identified prospects are located.

         Newfield has entered into an agreement with Exxon Mobil Corporation, BP Exploration & Production Inc. and Petrobras America Inc. to drill an exploration well on a prospect referred to as "Blackbeard West." Under the terms of the agreement, the exploration well will spud no later than January 31, 2005. The well is being designed to test prospective objectives that range from 27,000 feet to more than 30,000 feet. The prospect covers multiple blocks in the South Timbalier and Ship Shoal regions offshore Louisiana. ExxonMobil will operate the prospect. The prospect is subject to a 1.25% overriding royalty interest held by the trust.

         Newfield also is discussing potential transactions with respect to several other prospects with a number of third parties. However, Newfield may be unable to timely reach agreement with any of these parties.

RESULTS OF OPERATIONS

         The trust has had no revenue. The trust accrued $25,879 and $12,735 of administrative and interest expenses for the second quarter of 2004 and 2003, respectively, and $48,650 and $42,832 of administrative and interest expenses for the first six months of 2004 and 2003, respectively. Administrative expense consists primarily of legal, accounting and trustee fees and printing and mailing costs.

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

         Newfield has agreed to make loans as may be requested by the trustee in amounts expected to be incurred over the next 90 days. In addition, if after such time as the royalty interests commence generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield will bear interest at an annual rate of 8% and will be senior unsecured obligations of the trust. The loans will be repaid in quarterly installments only from the excess, if any, of an amount equal to 8% of the cash received by the trust in a given quarter over the administrative expenses of the trust for that quarter. As of June 30, 2004, the trust had borrowed $137,735 to pay administrative expenses, none of which had been repaid.

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

On April 22, 2004, the trust filed a Current Report on Form 8-K to furnish Newfield's press release of that date announcing that Newfield had signed letters of intent to drill a Treasure Island wildcat well.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TREASURE ISLAND ROYALTY TRUST

Date:  August 13, 2004       By: Wachovia Bank, National Association, as trustee



                             By: /s/  Kevin M. Dobrava
                                 ----------------------------------------------
                                 Kevin M. Dobrava
                                 Vice President

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