Form 10-Q
period 2004-09-30
TREASURE ISLAND ROYALTY TRUST
filed 2004-11-15
CIK 1175872

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                         ------------------------------
                                    FORM 10-Q
                         ------------------------------


(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 12, 2004, there were 42,574,298 trust units outstanding.


================================================================================

                                TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       ----
                                                         PART I
Item 1.  Unaudited Financial Statements:

              Balance Sheet at September 30, 2004 and December 31, 2003...............................   1

              Statement of Loss for the three and nine months ended September 30, 2004 and 2003.......   2

              Notes to Financial Statements...........................................................   3

Item 2.  Trustee's Discussion and Analysis............................................................   4

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................   5

Item 4.  Controls and Procedures......................................................................   5


                                                         PART II

Item 6.  Exhibits and Reports on Form 8-K.............................................................   5

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                            SEPTEMBER 30, 2004      DECEMBER 31, 2003
                                                            ------------------      -----------------
Assets:
     Cash ..............................................        $     100               $     100
     Overriding royalty interests in gas properties ....          835,645                 835,645
                                                                ---------               ---------
         Total assets ..................................        $ 835,745               $ 835,745
                                                                =========               =========

Liabilities and trust corpus:
     Current trust expenses payable ....................        $  44,060               $  18,494
     Loan payable to Newfield ..........................          152,249                 116,853
     Interest payable ..................................           11,843                   3,910
     Commitments and contingencies .....................               --                      --
     Trust corpus (42,574,298 units of beneficial
       interest authorized and outstanding) ............          835,745                 835,745
     Retained deficit ..................................         (208,152)               (139,257)
                                                                ---------               ---------
         Total liabilities and trust corpus ............        $ 835,745               $ 835,745
                                                                =========               =========



    The accompanying notes are an integral part of this financial statement.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                              ----------------------------      ----------------------------
                                                  2004             2003             2004             2003
                                              -----------      -----------      -----------      -----------
Royalty income .........................      $        --      $        --      $        --      $        --
General and administrative expense .....           17,468           21,741           60,962           64,041
Interest expense .......................            2,777            1,457            7,933            1,989
                                              -----------      -----------      -----------      -----------
     Net loss ..........................      $    20,245      $    23,198      $    68,895      $    66,030
                                              ===========      ===========      ===========      ===========

Distributable income ...................               --               --               --               --
Distributable income per trust unit ....               --               --               --               --

Outstanding trust units ................       42,574,298       42,574,298       42,574,298       42,574,298



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

         No wells have been drilled to test the Treasure Island concept. Any Treasure Island exploratory wells that are ultimately drilled will require significant lead time to plan and drill and will be very expensive and technically challenging because of the depth of the targeted horizons and expected harsh conditions such as high temperature and pressure. Dry hole costs are expected to range from $50-$75 million or more per well. Because of these risks and high drilling costs, Newfield does not currently anticipate drilling any Treasure Island wells without one or more partners to carry all or a substantial portion of the drilling costs of one or more wells. Newfield has a limited time to reach agreement with acceptable partners because of the required lead time and the scheduled expiration (if not extended) in either 2005 or 2006 of the leases on which identified prospects are located.

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

RESULTS OF OPERATIONS

         The trust has had no revenue. The trust accrued $20,245 and $23,198 of administrative and interest expenses for the third quarter of 2004 and 2003, respectively, and $68,895 and $66,030 of administrative and interest expenses for the first nine months of 2004 and 2003, respectively. Administrative expense consists primarily of legal, accounting and trustee fees and printing and mailing costs.

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

         Newfield has agreed to make loans as may be requested by the trustee in amounts expected to be incurred over the next 90 days. In addition, if after such time as the royalty interests commence generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield will bear interest at an annual rate of 8% and will be senior unsecured obligations of the trust. The loans will be repaid in quarterly installments only from the excess, if any, of an amount equal to 8% of the cash received by the trust in a given quarter over the administrative expenses of the trust for that quarter. As of September 30, 2004, the trust had borrowed $152,249 since inception to pay administrative expenses, none of which had been repaid.

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

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed during the three months ended September 30, 2004.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TREASURE ISLAND ROYALTY TRUST

Date: November 15, 2004               By: Wachovia Bank, National Association,
                                          as trustee



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