Form 10-K
period 2004-12-31
TREASURE ISLAND ROYALTY TRUST
filed 2005-03-31
CIK 1175872

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

                             ----------------------

(Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of the trust units held by non-affiliates of the registrant was approximately $14,665,551 as of June 30, 2004.

As of March 30, 2005, there were 42,574,298 trust units outstanding.

Documents Incorporated by Reference: None.

================================================================================

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
                                             PART I

Item 1.  Business................................................................................     1
            Creation and Purpose of the Trust....................................................     1
            Treasure Island......................................................................     1
            Current Activities...................................................................     1
            Overriding Royalty Interests.........................................................     2
            Distributions........................................................................     2
            Disposition of Overriding Royalty Interests..........................................     3
            Duration of the Trust................................................................     3
            The Trustee..........................................................................     4

Item 2.  Properties..............................................................................     4

Item 3.  Legal Proceedings.......................................................................     5

Item 4.  Submission of Matters to a Vote of Unitholders..........................................     5

                                             PART II

Item 5.  Market for the Registrant's Units and Related Unitholder Matters........................     5

Item 6.  Selected Financial Data.................................................................     6

Item 7.  Trustee's Discussion and Analysis of Financial Condition and Results of Operations......     6
            Overview.............................................................................     6
            Liquidity and Capital Resources......................................................     6
            Results of Operations................................................................     7
            Other Factors Affecting the Trust and its Unitholders................................     7

Item 7A. Quantitative and Qualitative Disclosures about Market Risk..............................     8

Item 8.  Financial Statements and Supplementary Data.............................................     9

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....    15

Item 9A. Controls and Procedures.................................................................    15

                                            PART III

Item 10. Directors and Executive Officers of the Registrant......................................    15

Item 11. Executive Compensation..................................................................    15

Item 12. Unit Ownership of Certain Beneficial Owners and Management..............................    15

Item 13. Certain Relationships and Related Transactions..........................................    15

Item 14. Principal Accountant Fees and Services..................................................    16

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................    16

                                     PART I

ITEM 1. BUSINESS

      Treasure Island Royalty Trust was established in connection with Newfield Exploration Company's November 2002 acquisition of EEX Corporation to provide the shareholders of EEX with the option to receive an interest in an exploration concept being pursued by EEX prior to the acquisition. The concept, referred to as "Treasure Island," targets "ultra deep" prospects in the shallow waters of the Gulf of Mexico. The trust owns, or has the right to receive, overriding royalty interests to be paid from Newfield's (or its transferees') interest in any future production that may be achieved from horizons below specified depths in the Treasure Island area.

      Treasure Island remains an exploration concept and there are no proved reserves or production currently associated with the royalty interests. The first well to test the Treasure Island concept, "Blackbeard West," was spud in early February 2005. The well is expected to take up to 12 months to drill.

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

      Treasure Island exploratory wells require significant lead time to plan and drill and are very expensive and technically challenging because of the depth of the targeted horizons and expected harsh conditions such as high temperature and pressure. Dry hole costs are expected to range from $50 - $100 million per well. Because of these risks and high drilling costs, Newfield does not currently anticipate drilling any Treasure Island wells without one or more partners to carry all or a substantial portion of the drilling costs.

CURRENT ACTIVITIES

      The first well to test the Treasure Island concept, "Blackbeard West," was spud in early February 2005. The well is being drilled pursuant to agreements Newfield entered into with Exxon Mobil Corporation, BP Exploration and Production Inc. and Petrobras America Inc. in May 2004. The well, which has a proposed depth of 32,000 feet and is expected to take up to twelve months to drill, is operated by ExxonMobil. The well is subject to a 1.25% overriding royalty interest held by the trust.

      Newfield is discussing potential transactions with respect to several other prospects with a number of third parties. However, Newfield may be unable to timely reach agreement with any of these parties.

OVERRIDING ROYALTY INTERESTS

      The overriding royalty interests entitle the trust to a percentage of all of the oil and gas produced from covered leases at specified production depths without reduction for drilling, development and operating costs. The proceeds received by the trust for its portion of any produced oil and gas will be net of transportation and marketing costs and production and similar taxes. Each overriding royalty interest will be paid out of Newfield's (or its transferees') interest in the applicable lease.

      In general, a lease block is subject to an overriding royalty interest if it is located within the Treasure Island area and Newfield owns a working interest in the lease at any time on or after November 26, 2003 and prior to November 26, 2007 (this period is referred to as the "grant period"). The Treasure Island area covers horizons below specified depths in 116 lease blocks located offshore Louisiana in the South Timbalier, Ship Shoal, South Marsh Island and Eugene Island areas. The lease blocks included in the Treasure Island area and the specified depth or depths for each of the blocks, which vary and range from about 18,000 to more than 22,000 feet, were agreed upon by EEX and Newfield prior to Newfield's acquisition of EEX.

      With respect to a particular lease block located within the Treasure Island area, the trust will receive 1.25% of all oil and gas production from below the specified depth or depths for the lease if:

      - Newfield owns a working interest in the lease block at any time during the grant period of at least 25%; and

      - at the time of its acquisition, Newfield's interest in the lease block includes a net revenue interest in the production equal to no less than its working interest percentage multiplied by 80%.

      If Newfield's highest working interest during the grant period is less than 25%, the percentage of production the trust will receive is equal to 1.25% multiplied by the result of Newfield's highest working interest percentage during the grant period divided by 25%. If Newfield's net revenue interest is less than 80% but more than 70% of its working interest percentage at the time of acquisition of the interests, the trust's overriding royalty interest is reduced as described under "Item 2. Properties" below. If Newfield's net revenue interest is 70% or less of its working interest percentage at the time of acquisition of the interests, the trust is not entitled to an overriding royalty interest in production from the lease.

      The trust currently holds an interest in 26 lease blocks within the Treasure Island area. The initial terms of 14 of these leases are scheduled to expire on April 30, 2005. Of the remaining twelve leases, six are scheduled to expire in 2006 and six are scheduled to expire in 2007. An overriding royalty interest with respect to a particular lease block will terminate if the lease expires. However, Newfield anticipates that seven of the leases scheduled to expire in April 2005 and two of the leases scheduled to expire in 2006 will be protected by completed or planned activities under existing or proposed regulations of the Minerals Management Service. The trust is currently entitled to receive 1.25% of all Treasure Island production from 25 of the leases and approximately 1.22% from the remaining lease (which lease is scheduled to expire in 2006 but is associated with the Blackbeard West prospect).

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

      If a liability is contingent or uncertain in amount or not yet currently due and payable, the trustee may create a cash reserve to pay for the liability. If the trustee determines that cash on hand and cash to be received is insufficient to cover any extraordinary expenses or liabilities of the trust, the trustee may borrow funds required to pay those expenses or liabilities. The trustee may borrow the funds from any person, including Newfield or itself. The trustee may also encumber the assets of the trust to secure payment of the indebtedness. If the trustee borrows funds to cover extraordinary expenses or liabilities, the trust unitholders will not receive distributions until the borrowed funds are repaid. The trust agreement provides for special borrowing and repayment procedures with respect to Newfield's funding of ordinary administrative expenses, which are described below under "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

DISPOSITION OF OVERRIDING ROYALTY INTERESTS

      At the request of Newfield (or its transferee(s)), the trustee must sell royalty interests that burden interests then in commercial production if Newfield (or its transferee(s)) proposes to sell the burdened interests to an unaffiliated third party. The net proceeds from the sale would be allocated to Newfield (or its transferee(s)) and the trust based upon the relative ownership percentage of each in the aggregate net revenue interest of Newfield (or its transferee(s)) and the trust included in the sale. However, the trustee will not be required to sell any royalty interests if:

      - the value of the interests to be sold during any calendar year exceeds 10% of the value of all royalty interests attributed with proved reserves; or

      - the cumulative value of all royalty interests sold pursuant to such requests exceeds 25% of the value of all royalty interests attributed with proved reserves.

In each case, the value of royalty interests will be equal to the discounted present value of the future net revenues attributable to the proved reserves attributable to the royalty interests in accordance with the criteria established by the SEC, as set forth in the most recent reserve report of the trust.

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

DURATION OF THE TRUST

      The trust will terminate if:

      -     all of the royalty interests are sold;

      - cash proceeds received by the trust with respect to the royalty interests are less than $1,000,000 per year for each of two successive years after the first full year during which any of the covered leases produce oil and gas in commercial quantities;

      - the trust does not receive any cash proceeds attributable to the royalty interests at any time prior to the third anniversary of the date that all covered leases have expired;

      - the holders of 80% or more of the outstanding trust units vote in favor of termination; or

      -     the trust violates the "rule against perpetuities."

Upon termination of the trust, the trustee will sell all of the trust's assets, either by private sale or public auction, and then distribute the net proceeds of the sale to the trust's unitholders.

THE TRUSTEE

      The duties of the trustee are specified in the trust agreement and by the laws of Texas. The trustee's principal duties consist of:

      -     collecting revenue attributable to the royalty interests;

      - paying expenses, charges and obligations of the trust from the trust's revenue and assets;

      -     distributing available cash to the trust's unitholders;

      -     investing cash on hand;

      -     establishing cash reserves;

      -     borrowing funds under specified circumstances;

      - prosecuting, defending or settling any claim of or against the trustee, the trust or the royalty interests; and

      - taking any other action not otherwise prohibited that it deems necessary or advisable to best achieve the purposes of the trust.

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

ITEM 2. PROPERTIES

      The trust's properties will consist solely of the overriding royalty interests described under "Item 1. Business" above. The trust currently holds an interest in 26 Treasure Island lease blocks. The initial terms of 14 of these leases are scheduled to expire on April 30, 2005. Of the remaining twelve leases, six are scheduled to expire in 2006 and six are scheduled to expire in 2007. However, Newfield anticipates that seven of the leases scheduled to expire in April 2005 and two of the leases scheduled to expire in 2006 will be protected by completed or planned activities under existing or proposed regulations of the Minerals Management Service. The trust is currently entitled to receive 1.25% of all Treasure Island production from 25 of the leases and approximately 1.22% from the remaining lease (which lease is scheduled to expire in 2006 but is associated with the Blackbeard West prospect).

      With respect to a particular lease block located within the Treasure Island area, the trust will receive 1.25% of all oil and gas production from below the specified depth or depths for the lease if:

      - Newfield owns a working interest in the lease block at any time during the grant period of at least 25%; and

      - at the time of its acquisition, Newfield's interest in the lease block includes a net revenue interest equal to no less than its working interest percentage multiplied by 80%.

      If Newfield's highest working interest during the grant period is less than 25%, the percentage of production the trust is entitled to receive is equal to 1.25% multiplied by the result of Newfield's highest working interest percentage during the grant period divided by 25%. If Newfield's net revenue interest is less than 80% but more than 70% of its working interest percentage at the time of acquisition of the interests, the trust's overriding royalty interest is reduced as described below. If Newfield's net revenue interest is 70% or less of its working interest percentage at the time of acquisition of the interests, the trust is not entitled to an overriding royalty interest in production from the lease.

      If Newfield's net revenue interest is at least 74.667% but less than 80% of its working interest percentage at the time of acquisition of the interests, the trust's overriding royalty interest is equal to its overriding royalty interest prior to any reduction associated with Newfield's net revenue interest multiplied by the result of Newfield's net revenue interest percentage (as a percentage of its working interest percentage at the time of the acquisition of the interests) divided by 80%. For example, if Newfield acquired a 20% working interest and a net revenue interest equal to 75% of its working interest percentage (a 15% net revenue interest), the trust's overriding royalty interest would be 0.9375%. The royalty interest is determined by first multiplying 1.25% by the result of 20% (Newfield's working interest percentage) divided by 25%, which results in an overriding royalty interest of 1%. The royalty interest is then further reduced by multiplying 1% by the result of 75% (Newfield's net revenue interest as a percentage of its working interest percentage) divided by 80%.

      If Newfield's net revenue interest is less than 74.667% but greater than 70% of its working interest percentage at the time of acquisition of the interests, the trust's overriding royalty interest is equal to the lesser of 25% and such working interest percentage multiplied by the difference between Newfield's net revenue interest percentage at the time of the acquisition of the interests and 70%. For example if Newfield acquired a 20% working interest and a net revenue interest of 72% of its working interest percentage (a 14.4% net revenue interest), the trust's overriding royalty interest would be 0.4%. The royalty interest is determined by multiplying 20% (Newfield's working interest percentage) by 2% (the difference between Newfield's net revenue interest percentage of 72% (as a percentage of its working interest percentage) and 70%). However, if Newfield acquired a 50% working interest and a net revenue interest of 72% of its working interest percentage (a 36% net revenue interest), the trust's overriding royalty interest would be 0.5% (25% (because Newfield's working interest percentage is greater than 25%) multiplied by 2% (72% minus 70%)).

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

      As of March 18, 2005, there were 180 unitholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

      The following table presents in summary form selected financial information regarding the trust at December 31, 2004, 2003 and 2002 and for each of the years in the two-year period ended December 31, 2004 and for the period from the inception of the trust through December 31, 2002.

                                               AT OR FOR THE YEAR OR PERIOD ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                 2004               2003               2002
                                               --------          ---------           ---------
Revenues....................................   $      -          $       -           $       -
Net loss....................................     91,774             94,819              44,438
Cash distributions to unitholders...........          -                  -                   -
Cash distributions per unit.................          -                  -                   -
Trust corpus................................    835,745            835,745             835,745
Trust assets................................    835,745            835,745             835,745
Trust liabilities...........................    231,031            139,257              44,438
Trust accumulated deficit...................    231,031            139,257              44,438

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

RESULTS OF OPERATIONS

      The trust has had no revenue. The trust accrued $91,774; $94,819 and $44,438 of administrative and interest expenses in 2004, 2003 and 2002, respectively. Administrative expense consists primarily of legal, accounting and trustee fees and printing and mailing costs.

OTHER FACTORS AFFECTING THE TRUST AND ITS UNITHOLDERS

      THERE IS NO ESTABLISHED PUBLIC MARKET FOR THE TRUST UNITS, WHICH LIMITS THEIR MARKET PRICE AND UNITHOLDERS' ABILITY TO SELL THEM FOR THEIR INHERENT VALUE. Trust units have traded on a limited basis from time to time over-the-counter under the symbol "TISDZ.PK" on the National Quotation Bureau, commonly referred to as the "Pink Sheets." This limited trading activity may not represent a reliable indicator of the market value of the trust units.

      THE TRUST MAY NOT RECEIVE ANY ROYALTIES. The only assets of, and sources of income to, the trust are the royalty interests, which generally entitle the trust to receive a share of the oil and gas production from the underlying properties if production is achieved. Treasure Island remains an untested exploration concept. There is no production and there are no proved reserves currently associated with the royalty interests. As a result, ultimate commercialization of any one or more of the currently identified prospects may never be realized because the prospects are never tested, because oil or gas is not discovered or, if discovered, because the costs of development make commercialization uneconomic.

      Treasure Island exploratory wells require significant lead time to plan and drill and are very expensive (dry hole costs are expected to range from $50
- $100 million per well) and technically challenging because of the depth of the targeted horizons and expected harsh conditions such as high temperature and pressure. The "Blackbeard West" prospect, which was spud in early February 2005, is expected to take up to 12 months to drill and has a proposed depth of 32,000 feet--making it the deepest well ever drilled in the shallow waters of the Gulf of Mexico by more than a mile. Because of these risks and high drilling costs, Newfield does not currently anticipate drilling any Treasure Island wells without one or more partners to carry all or a substantial portion of the drilling costs.

      The royalty interest with respect to a particular lease block will terminate if the lease expires. The initial terms of 14 of the 26 currently covered Treasure Island lease blocks are scheduled to expire on April 30, 2005. Of the remaining twelve leases, six are scheduled to expire in 2006 and six are scheduled to expire in 2007. However, Newfield anticipates that seven of the leases scheduled to expire in April 2005 and two of the leases scheduled to expire in 2006 will be protected by completed or planned activities under existing or proposed regulations of the Minerals Management Service. Newfield is discussing potential transactions with respect to several other prospects with a number of third parties. However, Newfield may be unable to timely reach agreement with any of these parties.

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

      THE TRUST WILL BE DEPENDENT ON NEWFIELD FOR FUNDING UNTIL IT HAS REVENUE. Because none of the underlying properties are at present producing any oil or gas, the trust has no source of income. Therefore, it must rely on Newfield for funding to pay its administrative expenses. Any material adverse change in Newfield's financial condition or results of operations could materially and adversely affect the trust and the trust unitholders. Newfield has agreed to make loans to the trust as described above under " -- Liquidity and Capital Resources."

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

      NEWFIELD MAY TRANSFER OR ABANDON UNDERLYING PROPERTIES. Newfield may at any time transfer all or part of the underlying properties. Trust unitholders will not be entitled to vote on any transfer, and the trust will not receive any proceeds of the transfer. Following any such transfer, the underlying properties will continue to be subject to the overriding royalty interests of the trust, but the net proceeds from the transferred property will be calculated separately and paid by the transferee. The transferee is responsible for all of Newfield's obligations relating to the overriding royalty interests on the portion of the underlying properties transferred, and Newfield would have no continuing obligation to the trust for those properties. In addition, subject to the limitations described above under "Item 1. Business -- Disposition of Overriding Royalty Interests," at the request of Newfield, the trustee must sell royalty interests that burden interests then in commercial production if Newfield proposes to sell the burdened interests to an unaffiliated third party.

      TRUST UNITHOLDERS HAVE LIMITED ABILITY TO ENFORCE THEIR RIGHTS. The trust agreement and Texas trust law permit the trustee and the trust to sue Newfield or any other owner of the underlying properties to honor the royalty interests. If the trustee does not take appropriate action to enforce the royalty interests, the unitholders' recourse would likely be limited to bringing a lawsuit against the trustee to compel the trustee to take specified actions. Unitholders probably would not be able to sue Newfield or any other owner of the underlying properties directly to enforce the trust's rights.

      LIMITED LIABILITY OF TRUST UNITHOLDERS IS UNCERTAIN. It is unclear under Texas law whether a trust unitholder could be held personally liable for the trust's liabilities if those liabilities exceeded the value of the trust's assets. While the trustee believes it is highly unlikely that the trust could incur such excess liabilities, the trust unitholders could be held liable for their respective pro rata portions of any of such excess liabilities. The trust's royalty interests are generally not subject to operational and environmental liabilities and obligations. The trust conducts no active business that would give rise to other business liabilities. The trustee has limited ability to incur obligations on behalf of the trust. The trustee has no authority to incur any contractual liabilities on behalf of the trust that are not limited solely to claims against the assets of the trust.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee of Treasure Island Royalty Trust:

      In our opinion, the accompanying balance sheet and the related statement of loss present fairly, in all material respects, the financial position of Treasure Island Royalty Trust (the "Trust") at December 31, 2004 and 2003 and the results of its operations for the years ended December 31, 2004 and 2003 and for the period from inception through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Trustee, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 3 and 4 to the financial statements, the Trust has a contractual relationship with, and is dependent for funding on, Newfield Exploration Company.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 31, 2005

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET

                                                                          AT DECEMBER 31,
                                                              --------------------------------------
                                                                  2004                      2003
                                                              ------------             -------------
Assets
    Cash...............................................       $        100             $         100
    Overriding royalty interests in gas properties.....            835,645                   835,645
                                                              ------------             -------------
Total assets...........................................       $    835,745             $     835,745
                                                              ============             =============

Liabilities and trust corpus
    Current trust expenses payable.....................       $     39,300             $      18,494
    Loan payable to Newfield...........................            176,545                   116,853
    Interest payable...................................             15,186                     3,910
    Commitments and contingencies......................                  -                         -
    Trust corpus (42,574,298 units of beneficial
      interest authorized and outstanding).............            835,745                   835,745
    Accumulated deficit................................           (231,031)                 (139,257)
                                                              ------------             -------------
Total liabilities and trust corpus.....................       $    835,745             $     835,745
                                                              ============             =============

   The accompanying notes are an integral part of these financial statements.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS

                                                    YEAR ENDED             YEAR ENDED       FROM INCEPTION THROUGH
                                                 DECEMBER 31, 2004     DECEMBER 31, 2003       DECEMBER 31, 2002
                                                 -----------------     -----------------    ----------------------
Royalty income................................      $         -           $          -           $         -
General and administrative expense (Note 3)...           80,498                 90,909                44,438
Interest expense..............................           11,276                  3,910                     -
                                                    -----------           ------------           -----------
Net loss......................................      $    91,774           $     94,819           $    44,438
                                                    ===========           ============           ===========

Distributable income..........................                -                      -                     -
Distributable income per trust unit...........                -                      -                     -

Outstanding trust units.......................       42,574,298             42,574,298            42,574,298

   The accompanying notes are an integral part of these financial statements.

                          TREASURE ISLAND ROYALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS

1.    FORMATION AND DURATION OF THE TRUST

      Treasure Island Royalty Trust was established in connection with Newfield Exploration Company's November 2002 acquisition of EEX Corporation to provide the shareholders of EEX with the option to receive an interest in an exploration concept being pursued by EEX prior to the acquisition. The concept, referred to as "Treasure Island," targets "ultra deep" prospects in the shallow waters of the Gulf of Mexico. The trust owns, or has the right to receive, overriding royalty interests to be paid from Newfield's interest in any future production that may be achieved from horizons below specified depths in the Treasure Island area. Treasure Island remains an untested exploration concept. There is no production and there are no proved reserves currently associated with the royalty interests.

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

      The trust will terminate if:

      -     all of the royalty interests are sold;

      - cash proceeds received by the trust with respect to the royalty interests are less than $1,000,000 per year for each of two successive years after the first full year during which any of the covered leases produce oil and gas in commercial quantities;

      - the trust does not receive any cash proceeds attributable to the royalty interests at any time prior to the third anniversary of the date that all covered leases have expired;

      - the holders of 80% or more of the outstanding trust units vote in favor of termination; or

      -     the trust violates the "rule against perpetuities."

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

4.    DISPOSITION OF OVERRIDING ROYALTY INTERESTS

      At the request of Newfield (or its transferee(s)), the trustee must sell royalty interests that burden interests then in commercial production if Newfield (or its transferee(s)) proposes to sell the burdened interests to an unaffiliated third party. The net proceeds from the sale would be allocated to Newfield (or its transferee(s)) and the trust based upon the relative ownership percentage of each in the aggregate net revenue interest of Newfield (or its transferee(s)) and the trust included in the sale. However, the trustee will not be required to sell any royalty interests if:

      - the value of the interests to be sold during any calendar year exceeds 10% of the value of all royalty interests attributed with proved reserves; or

      - the cumulative value of all royalty interests sold pursuant to such requests exceeds 25% of the value of all royalty interests attributed with proved reserves.

In each case, the value of royalty interests will be equal to the discounted present value of the future net revenues attributable to the proved reserves attributable to the royalty interests in accordance with the criteria established by the SEC, as set forth in the most recent reserve report of the trust.

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

7.    TRUSTEE COMPENSATION

      The trustee is entitled to annual compensation of $15,000, plus reimbursement of its reasonable out-of-pocket expenses incurred in connection with the administration of the trust. The trustee also is entitled to a fee of $5,000 upon the termination of the trust. The trustee's compensation is paid out of the trust's assets. The trust paid the trustee an aggregate of $16,350 and $12,272 in 2004 and 2003, respectively, for trustee fees and to reimburse the trustee for reimbursable expenses. The trust made no payments to the trustee in 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the trust's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the trustee concluded that the trust's disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the trust required to be included in the trust's periodic filings with the SEC. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by Newfield. There has not been any change in the trust's internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust's internal controls over financial reporting.

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

ITEM 12. UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth beneficial ownership information, as of March 24, 2005, with respect to each person known by the trustee to own beneficially 5% or more of the outstanding trust units. The trust has no directors, officers or employees and no equity compensation plans. Wachovia Bank, National Association, the trustee of the trust, owns no units.

                                                BENEFICIAL OWNERSHIP
                                            --------------------------
NAME OF BENEFICIAL OWNER                      UNITS            PERCENT
------------------------                    ----------         -------
Richard C. McKenzie, Jr. (1)..........      16,372,148            38.5%

----------
(1) All information in the table above and in this note with respect to Richard C. McKenzie, Jr. is based solely on the Schedule 13D/A (Amendment No. 3) he filed with the SEC on February 28, 2005 and the Form 4 he filed with the SEC on March 9, 2005. Mr. McKenzie's address is 118 John St., Greenwich, CT 06831.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Fees for services performed by PricewaterhouseCoopers LLP for the trust for each of the years in the two-year period ended December 31, 2004 are:

                                                                FOR THE YEAR
                                                             ENDED DECEMBER 31,
                                                           ---------------------
                                                             2004          2003
                                                           -------       -------
Audit fees........................................         $22,000       $21,500
Audit-related fees................................               -             -
Tax fees..........................................               -             -
All other fees....................................               -             -
                                                           -------       -------
                                                           $22,000       $21,500

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Financial Statements, Financial Statement Schedules and Exhibits

            (1)   Financial Statements (included in Item 8 of this report):

                  Report of Independent Registered Public Accounting Firm Balance Sheet
                  Statement of Loss
                  Notes to Financial Statements

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

      (b)   Reports on Form 8-K

      No current reports on Form 8-K were filed during the three-month period ended December 31, 2004.

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

--------------
* Filed herewith.

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

                                                 TREASURE ISLAND ROYALTY TRUST

Date: March 31, 2005                         By: Wachovia Bank, National
                                                 Association, as trustee

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

                               INDEX TO EXHIBITS

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

------------
* Filed herewith.