Form 10-Q
period 2005-03-31
TREASURE ISLAND ROYALTY TRUST
filed 2005-05-11
CIK 1175872

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

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 10, 2005, there were 42,574,298 trust units outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
                                     PART I

Item 1.  Unaudited Financial Statements:

         Balance Sheet at March 31, 2005 and December 31, 2004......................   1

         Statement of Loss for the three months ended March 31, 2005 and 2004.......   2

         Notes to Financial Statements..............................................   3

Item 2.  Trustee's Discussion and Analysis..........................................   4

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................   5

Item 4.  Controls and Procedures....................................................   5

                                     PART II

Item 6.  Exhibits...................................................................   6

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                                  MARCH 31, 2005       DECEMBER 31, 2004
                                                                                  --------------       -----------------
Assets:
   Cash...............................................................             $        100          $         100
   Overriding royalty interests in gas properties.....................                  835,645                835,645
                                                                                   ------------          -------------
        Total assets..................................................             $    835,745          $     835,745
                                                                                   ============          =============
Liabilities and trust corpus:
   Current trust expenses payable.....................................             $     42,435          $      39,300
   Loan payable to Newfield...........................................                  185,411                176,545
   Interest payable...................................................                   18,669                 15,186
   Commitments and contingencies......................................                        -                      -
   Trust corpus (42,574,298 units of beneficial interest authorized                     835,745                835,745
     and outstanding).................................................
   Accumulated deficit................................................                 (246,515)              (231,031)
                                                                                   ------------          -------------
        Total liabilities and trust corpus............................             $    835,745          $     835,745
                                                                                   ============          =============

    The accompanying notes are an integral part of this financial statement.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                   -----------------------------------
                                                                                       2005                  2004
                                                                                   ------------          -------------
Royalty income...........................................................          $          -          $           -
General and administrative expense.......................................                12,001                 20,255
Interest expense.........................................................                 3,483                  2,516
                                                                                   ------------          -------------
    Net loss.............................................................          $     15,484          $      22,771
                                                                                   ============          =============
Distributable income.....................................................                     -                      -
Distributable income per trust unit......................................                     -                      -

Outstanding trust units..................................................            42,574,298             42,574,298

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

      These financial statements and notes should be read in conjunction with the trust's audited financial statements and the notes thereto for the year ended December 31, 2004 included in the trust's annual report on Form 10-K.

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

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS

OVERVIEW

      CREATION AND PURPOSE OF THE TRUST. Treasure Island Royalty Trust was established in connection with Newfield Exploration Company's November 2002 acquisition of EEX Corporation to provide the shareholders of EEX with the option to receive an interest in an exploration concept being pursued by EEX prior to the acquisition. The concept, referred to as "Treasure Island," targets "ultra deep" prospects in the shallow waters of the Gulf of Mexico. The trust owns, or has the right to receive, overriding royalty interests to be paid from Newfield's (or its transferees') interest in any future production that may be achieved from horizons below specified depths in the Treasure Island area. Treasure Island remains an exploration concept and there are no proved reserves or production currently associated with the royalty interests.

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

      TREASURE ISLAND. "Treasure Island" refers to a concept developed to explore for oil and gas in "ultra deep" horizons below a salt weld typically found at 18,000, but sometimes as deep as 22,200, feet true vertical depth in the federal Outer Continental Shelf of the Gulf of Mexico. The Treasure Island area covers horizons below specified depths in 116 lease blocks located offshore Louisiana in the South Timbalier, Ship Shoal, South Marsh Island and Eugene Island areas. The specified depth or depths for each of the blocks vary and were agreed upon by EEX and Newfield prior to Newfield's acquisition of EEX. The depths do not correspond exactly to the location of the base of the salt weld in all cases.

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

      The trust currently holds an interest in 19 lease blocks within the Treasure Island area. Five of these leases were initially scheduled to expire in either April 2005 or April 2006 but are protected from expiration indefinitely by the ongoing drilling of the prospect described below. With respect to the remaining 14 leases, two were scheduled to expire in April 2005, one is scheduled to expire in June 2005, five are scheduled to expire in 2006 and six are scheduled to expire in 2007. However, the leases scheduled to expire in April or June 2005 and one of the leases scheduled to expire in 2006 have been or will be protected from expiration for an indefinite period by completed or planned activities under existing or proposed regulations of the Minerals Management Service. An overriding royalty interest with respect to a particular lease block will terminate if the lease expires.

      Newfield is discussing potential transactions with respect to several other prospects with third parties. However, Newfield may be unable to timely reach agreement with any of these parties.

RECENT DEVELOPMENTS

      The first well to test a Treasure Island prospect, "Blackbeard West," was spud in early February 2005. The well is being drilled pursuant to agreements Newfield entered into with Exxon Mobil Corporation, BP Exploration and Production Inc. and Petrobras America Inc. in May 2004. The well, which has a proposed depth of 32,000 feet and is expected to take as long as twelve months to drill, is operated by ExxonMobil. The well is subject to a 1.25% overriding royalty interest held by the trust.

RESULTS OF OPERATIONS

      The trust has had no revenue. The trust accrued $15,484 and $22,771 of administrative and interest expenses for the first quarter of 2005 and 2004, respectively. Administrative expense consists primarily of legal, accounting and trustee fees and printing and mailing costs.

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

      Until the royalty interests begin generating cash proceeds, Newfield has agreed to make loans from time to time to fund the routine administration of the trust. In addition, if after such time as the royalty interests begin generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield will bear interest at an annual rate of 8% and will be senior unsecured obligations of the trust. The loans will be repaid in quarterly installments only from the excess, if any, of an amount equal to 8% of the cash received by the trust in a given quarter over the administrative expenses of the trust for that quarter. As of March 31, 2005, the trust had borrowed $185,411 since inception to pay administrative expenses and had incurred interest of $18,669, none of which had been repaid.

FORWARD LOOKING INFORMATION

      This report contains information that is forward-looking or relates to anticipated future events or results such as drilling and operating plans. Although Newfield and the trustee believe that the expectations reflected in this information are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties. Please read the discussions under the captions "Treasure Island" in Item 1 of Part I and "Other Factors Affecting the Trust and its Unitholders" in Item 7 of Part II of the trust's annual report on Form 10-K for the year ended December 31, 2004.

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

                                     TREASURE ISLAND ROYALTY TRUST

Date: May 11, 2005                   By: Wachovia Bank, National Association, as
                                         trustee

                                     By: /s/ Kevin M. Dobrava
                                         --------------------
                                         Kevin M. Dobrava
                                         Vice President

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