Form 10-Q
period 2005-06-30
TREASURE ISLAND ROYALTY TRUST
filed 2005-08-15
CIK 1175872

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 12, 2005, there were 42,574,298 trust units outstanding.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                           ----
Item 1.  Unaudited Financial Statements:

         Balance Sheet at June 30, 2005 and December 31, 2004..............  1

         Statement of Loss for the three and six months ended
         June 30, 2005 and 2004............................................  2

         Notes to Financial Statements.....................................  3

Item 2.  Trustee's Discussion and Analysis.................................  4

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........  5

Item 4.  Controls and Procedures...........................................  5

                                     PART II

Item 6.  Exhibits..........................................................  6

TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                             JUNE 30, 2005  DECEMBER 31, 2004
                                                             -------------  -----------------
Assets:
   Cash....................................................  $         100      $      100
   Overriding royalty interests in gas properties .........        835,645         835,645
                                                             -------------      ----------
     Total assets..........................................  $     835,745      $  835,745
                                                             =============      ==========

Liabilities and trust corpus:
   Current trust expenses payable..........................  $      45,054      $   39,300
   Loan payable to Newfield ...............................        206,458         176,545
   Interest payable .......................................         22,630          15,186
   Commitments and contingencies ..........................             --              --
   Trust corpus (42,574,298 units of beneficial interest
     authorized and outstanding) ..........................        835,745         835,745
   Accumulated deficit ....................................       (274,142)       (231,031)
                                                             -------------      ----------
     Total liabilities and trust corpus....................  $     835,745      $  835,745
                                                             =============      ==========

     The accompanying notes are an integral part of this financial statement.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                   JUNE 30,
                                             --------------------------  --------------------------
                                                 2005          2004          2005          2004
                                             ------------  ------------  ------------  ------------
Royalty income ............................  $         --  $         --  $         --  $         --
General and administrative expense.........        23,666        23,239        35,667        43,494
Interest expense ..........................         3,961         2,640         7,444         5,156
                                             ------------  ------------  ------------  ------------
   Net loss ...............................  $     27,627  $     25,879  $     43,111  $     48,650
                                             ============  ============  ============  ============

Distributable income ......................            --            --            --            --
Distributable income per trust unit........            --            --            --            --

Outstanding trust units ...................    42,574,298    42,574,298    42,574,298    42,574,298

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

      These unaudited financial statements reflect, in the opinion of the trustee, all adjustments, consisting only of normal and recurring adjustments, necessary to fairly state the trust's financial position as of, and results of operations for, the periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles.

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

      Treasure Island exploratory wells require significant lead time to plan and drill and are very expensive and technically challenging because of the depth of the targeted horizons and expected harsh conditions such as high temperature and pressure. Dry hole costs could be more than $100 million per well. Because of these risks and high drilling costs, Newfield does not currently anticipate drilling any Treasure Island wells without one or more partners to carry all or a substantial portion of the drilling costs.

      The trust currently holds an interest in 19 lease blocks within the Treasure Island area. Five of these leases are scheduled to expire in 2006 and six are scheduled to expire in 2007. However, one of the leases scheduled to expire in 2006 and three leases initially scheduled to expire prior to the date of this report are being or will be protected from expiration by currently ongoing or planned activities under existing or proposed regulations of the Minerals Management Service. The remaining five leases are beyond their initial term but are being protected from expiration by the ongoing drilling of the prospect described below. An overriding royalty interest with respect to a particular lease block will terminate if the lease expires.

      Newfield is discussing potential transactions with respect to several other prospects with third parties. However, Newfield may be unable to timely reach agreement with any of these parties.

RECENT DEVELOPMENTS

      The first well to test a Treasure Island prospect, "Blackbeard West," was spud in early February 2005. The well is being drilled pursuant to agreements Newfield entered into with Exxon Mobil Corporation, BP Exploration and Production Inc. and Petrobras America Inc. in May 2004. The well, which has a proposed depth of 32,000 feet and is expected to take about twelve months to drill, is operated by ExxonMobil. The well is subject to a 1.25% overriding royalty interest held by the trust.

RESULTS OF OPERATIONS

      The trust has had no revenue. The trust accrued $27,627 and $25,879 of administrative and interest expenses for the second quarter of 2005 and 2004, respectively and $43,111 and $48,650 of administrative and interest expenses for the first six months of 2005 and 2004, respectively. Administrative expense consists primarily of legal, accounting and trustee fees and printing and mailing costs.

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

      Until the royalty interests begin generating cash proceeds, Newfield has agreed to make loans from time to time to fund the routine administration of the trust. In addition, if after such time as the royalty interests begin generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield will bear interest at an annual rate of 8% and will be senior unsecured obligations of the trust. The loans (including accrued interest) will be repaid in quarterly installments only to the extent that 8% of the cash received by the trust in a given quarter exceeds the administrative expenses of the trust for that quarter. As of June 30, 2005, the trust had borrowed $206,458 since inception to pay administrative expenses and had incurred interest of $22,630, none of which had been repaid.

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

                                       TREASURE ISLAND ROYALTY TRUST

Date: August 15, 2005                  By: Wachovia Bank, National Association,
                                            as trustee

                                       By: /s/  Kevin M. Dobrava
                                           -----------------------------------
                                           Kevin M. Dobrava
                                            Vice President

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