Form 10-Q
period 2005-09-30
TREASURE ISLAND ROYALTY TRUST
filed 2005-11-04
CIK 1175872

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

      WACHOVIA BANK, NATIONAL ASSOCIATION
AS TRUSTEE OF THE TREASURE ISLAND ROYALTY TRUST
           CORPORATE TRUST DEPARTMENT
          5847 SAN FELIPE, SUITE 1050
                 HOUSTON, TEXAS                                     77057
    (Address of principal executive office)                       (Zip Code)

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

Yes [ ] No [X]

As of November 3, 2005, there were 42,574,298 trust units outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1. Unaudited Financial Statements:

        Balance Sheet at September 30, 2005 and December 31, 2004........     1

        Statement of Loss for the three and nine months ended
        September 30, 2005 and 2004......................................     2

        Notes to Financial Statements....................................     3

Item 2. Trustee's Discussion and Analysis................................     4

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......     5

Item 4. Controls and Procedures..........................................     5

                                     PART II

Item 6. Exhibits.........................................................     6

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                              SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                              ------------------   -----------------
Assets:
   Cash ...................................................       $     100            $     100
   Overriding royalty interests in gas properties .........         835,645              835,645
                                                                  ---------            ---------
      Total assets ........................................       $ 835,745            $ 835,745
                                                                  =========            =========

Liabilities and trust corpus:
   Current trust expenses payable .........................       $  33,474            $  39,300
   Loan payable to Newfield ...............................         233,170              176,545
   Interest payable .......................................          27,178               15,186
   Commitments and contingencies ..........................              --                   --
   Trust corpus (42,574,298 units of beneficial interest
      authorized and outstanding) .........................         835,745              835,745
   Accumulated deficit ....................................        (293,822)            (231,031)
                                                                  ---------            ---------
      Total liabilities and trust corpus ..................       $ 835,745            $ 835,745
                                                                  =========            =========

    The accompanying notes are an integral part of this financial statement.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS
                                   (UNAUDITED)

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                         -------------------------   -------------------------
                                             2005          2004          2005          2004
                                         -----------   -----------   -----------   -----------
Royalty income .......................   $        --   $        --   $        --   $        --
General and administrative expense ...        15,132        17,468        50,799        60,962
Interest expense .....................         4,548         2,777        11,992         7,933
                                         -----------   -----------   -----------   -----------
   Net loss ..........................   $    19,680   $    20,245   $    62,791   $    68,895
                                         ===========   ===========   ===========   ===========

Distributable income .................            --            --            --            --
Distributable income per trust unit ..            --            --            --            --

Outstanding trust units ..............    42,574,298    42,574,298    42,574,298    42,574,298

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

     As a result of Newfield's recent acquisition of an additional lease, the trust now holds an interest in 20 lease blocks within the Treasure Island area. Five of these leases are scheduled to expire in 2006, six are scheduled to expire in 2007 and one is scheduled to expire in 2009. The remaining leases are beyond their initial terms. One of the leases scheduled to expire in 2006 and three of the leases beyond their initial terms are being or will be protected from expiration by currently ongoing or planned activities under existing or proposed regulations of the Minerals Management Service. The remaining five leases beyond their initial terms are being protected from expiration by the ongoing drilling of the prospect described below. An overriding royalty interest with respect to a particular lease block will terminate if the lease expires.

     Newfield is discussing potential transactions with respect to several other prospects with third parties. However, Newfield may be unable to timely reach agreement with any of these parties.

CURRENT DRILLING ACTIVITY

     The first well to test a Treasure Island prospect, "Blackbeard West," was spud in early February 2005. The well is being drilled pursuant to agreements Newfield entered into with Exxon Mobil Corporation, BP Exploration and Production Inc. and Petrobras America Inc. in May 2004. The well, which has a proposed depth of 32,000 feet and is now expected to take more than a year to drill, is operated by ExxonMobil. The well is subject to a 1.25% overriding royalty interest held by the trust.

RESULTS OF OPERATIONS

     The trust has had no revenue. The trust accrued $19,680 and $20,245 of administrative and interest expenses for the third quarter of 2005 and 2004, respectively and $62,791 and $68,895 of administrative and interest expenses for the first nine months of 2005 and 2004, respectively. Administrative expense consists primarily of legal, accounting and trustee fees and printing and mailing costs.

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

     Until the royalty interests begin generating cash proceeds, Newfield has agreed to make loans from time to time to fund the routine administration of the trust. In addition, if after such time as the royalty interests begin generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield will bear interest at an annual rate of 8% and will be senior unsecured obligations of the trust. The loans (including accrued interest) will be repaid in quarterly installments only to the extent that 8% of the cash received by the trust in a given quarter exceeds the administrative expenses of the trust for that quarter. As of September 30, 2005, the trust had borrowed $233,170 since inception to pay administrative expenses and had incurred interest of $27,178, none of which had been repaid.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the trust's disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(b). Based upon that evaluation, the trustee concluded that the trust's disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the trust required to be included in the trust's periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by Newfield Exploration Company. There has not been any change in the trust's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the trust's internal control over financial reporting.

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

                                        TREASURE ISLAND ROYALTY TRUST

Date: November 4, 2005                  By: Wachovia Bank, National Association,
                                        as trustee


                                        By: /s/ John C. Stephens III
                                            ------------------------------------
                                            John C. Stephens III
                                            Vice President

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