Form 10-K
period 2005-12-31
TREASURE ISLAND ROYALTY TRUST
filed 2006-03-21
CIK 1175872

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                             -----------------------
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
 Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the trust units held by non-affiliates of the registrant was approximately $23,668,785 as of June 30, 2005.

As of March 21, 2006, there were 42,574,298 trust units outstanding.

Documents Incorporated by Reference: None.

================================================================================

                                TABLE OF CONTENTS


                                                                                                 Page
                                                                                                 ----
                                     PART I

Item 1.    Business..............................................................................   1
              Creation and Purpose of the Trust..................................................   1
              Treasure Island....................................................................   1
              Current Drilling Activities........................................................   1
              Overriding Royalty Interests.......................................................   2
              Distributions......................................................................   2
              Disposition of Overriding Royalty Interests........................................   3
              Duration of the Trust..............................................................   3
              The Trustee........................................................................   4

Item 1A.   Risk Factors..........................................................................   4

Item 1B.   Unresolved Staff Comments.............................................................   6

Item 2.    Properties............................................................................   6

Item 3.    Legal Proceedings.....................................................................   7

Item 4.    Submission of Matters to a Vote of Unitholders........................................   7

                                     PART II

Item 5.    Market for the Registrant's Units and Related Unitholder Matters......................   7

Item 6.    Selected Financial Data...............................................................   8

Item 7.    Trustee's Discussion and Analysis of Financial Condition and Results of Operations....   8
              Overview...........................................................................   8
              Liquidity and Capital Resources....................................................   8
              Results of Operations..............................................................   8

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk............................   9

Item 8.    Financial Statements and Supplementary Data...........................................   9

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  15

Item 9A.   Controls and Procedures...............................................................  15

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant....................................  15

Item 11.   Executive Compensation................................................................  15

Item 12.   Unit Ownership of Certain Beneficial Owners and Management............................  16

Item 13.   Certain Relationships and Related Transactions........................................  16

Item 14.   Principal Accountant Fees and Services................................................  16

Item 15.   Exhibits and Financial Statement Schedules............................................  16

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

      Treasure Island remains an exploration concept and there are no proved reserves or production currently associated with the royalty interests. The first well to test the Treasure Island concept, "Blackbeard West," was spud in early February 2005 and is currently expected to take up to 18 months to drill.

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

      Treasure Island exploratory wells require significant lead time to plan and drill and are very expensive and technically challenging because of the depth of the targeted horizons and expected harsh conditions such as high temperature and pressure. The dry hole cost of a well is likely to be more than $100 million. Because of these risks and high drilling costs, Newfield does not currently anticipate drilling any Treasure Island wells without one or more partners to carry all or a substantial portion of the drilling costs.

      Newfield is discussing potential transactions with respect to several other prospects with third parties. However, Newfield may be unable to timely reach agreement with any of these parties.

CURRENT DRILLING ACTIVITIES

      The first well to test the Treasure Island concept, "Blackbeard West," was spud in early February 2005. The well is being drilled pursuant to agreements Newfield entered into with Exxon Mobil Corporation, BP Exploration and Production Inc. and Petrobras America Inc. in May 2004. The well, which has a proposed depth of

32,000 feet and is currently expected to take up to 18 months to drill, is operated by ExxonMobil. The well is subject to a 1.25% overriding royalty interest held by the trust.

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

      The trust currently holds an interest in 20 lease blocks within the Treasure Island area. Four of these leases are scheduled to expire in April 2006, six are scheduled to expire in April, May or June 2007 and one is scheduled to expire in April 2009. The remaining nine leases (all of which will be beyond their initial terms by April 2006) are being or will be protected from expiration by currently ongoing or planned activities, including the ongoing drilling of the Blackbeard West prospect. An overriding royalty interest with respect to a particular lease block will terminate if the lease expires.

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

ITEM 1A. RISK FACTORS

      An investment in trust units involves risks. You should carefully consider, in addition to the other information contained in this report, the risks described below.

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

      Treasure Island exploratory wells require significant lead time to plan and drill and are very expensive (the dry hole cost of a well is likely to be more than $100 million) and technically challenging because of the depth of the targeted horizons and expected harsh conditions such as high temperature and pressure. The "Blackbeard West" prospect, which was spud in early February 2005, is expected to take up to 18 months to drill and has a proposed depth of 32,000 feet--making it the deepest well ever drilled in the shallow waters of the Gulf of Mexico by more than a mile. Because of these risks and high drilling costs, Newfield does not currently anticipate drilling any Treasure Island wells without one or more partners to carry all or a substantial portion of the drilling costs.

      The royalty interest with respect to a particular lease block will terminate if the lease expires. The trust currently holds an interest in 20 lease blocks within the Treasure Island area. Four of these leases are scheduled to expire in April 2006, six are scheduled to expire in April, May or June 2007 and one is scheduled to expire in April 2009. The remaining nine leases (all of which will be beyond their initial terms by April 2006) are being or will be protected from expiration by currently ongoing or planned activities, including the ongoing drilling of the Blackbeard West prospect. Newfield is discussing potential transactions with respect to several other prospects with a number of third parties. However, Newfield may be unable to timely reach agreement with any of these parties.

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

      THE TRUST WILL BE DEPENDENT ON NEWFIELD FOR FUNDING UNTIL IT HAS REVENUE. Because none of the underlying properties are at present producing any oil or gas, the trust has no source of income. Therefore, it must rely on Newfield for funding to pay its administrative expenses. Any material adverse change in Newfield's financial condition or results of operations could materially and adversely affect the trust and the trust unitholders. Newfield has agreed to make loans to the trust as described below under "Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

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

      NEWFIELD'S INTERESTS AND THE INTERESTS OF THE TRUST UNITHOLDERS MAY NOT ALWAYS BE ALIGNED. Because Newfield has interests in oil and gas properties not included in the trust, Newfield's interests and the interests of the trust unitholders may not always be aligned. For example, in setting budgets for exploration and development expenditures for Newfield's properties, including the underlying properties, Newfield may make decisions that could adversely affect future production from the underlying properties. Moreover, Newfield could decide to sell or abandon some or all of the underlying properties, and that decision may not be in the best interests of the trust unitholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None.

ITEM 2. PROPERTIES

      The trust's properties will consist solely of the overriding royalty interests described under "Item 1. Business" above. The trust currently holds an interest in 20 lease blocks within the Treasure Island area. With respect to a particular lease block located within the Treasure Island area, the trust will receive 1.25% of all oil and gas production from below the specified depth or depths for the lease if:

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

      As of March 14, 2006, there were 173 unitholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

      The following table presents in summary form selected financial information regarding the trust at December 31, 2005, 2004, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2005 and for the period from inception of the trust through December 31, 2002.

                                                AT OR FOR THE YEAR OR PERIOD ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                  2005        2004          2003        2002
                                                -------      -------      -------      -------
Revenues..................................      $    --      $    --      $    --      $    --
Net loss..................................       96,637       91,774       94,819       44,438
Cash distributions to unitholders.........           --           --           --           --
Cash distributions per unit...............           --           --           --           --
Trust corpus..............................      835,745      835,745      835,745      835,745
Trust assets..............................      835,745      835,745      835,745      835,745
Trust liabilities.........................      327,668      231,031      139,257       44,438
Trust accumulated deficit.................      327,668      231,031      139,257       44,438

ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The sole purpose of the trust is to hold overriding royalty interests to be paid from Newfield's interest in any future production that may be achieved from horizons below specified depths in the Treasure Island area. The royalty interests are passive in nature. The trustee of the trust and the trust's unitholders have no control over, or responsibility for any costs related to, drilling, development or operations. Neither Newfield nor any other operator of Treasure Island properties has any contractual commitment to the trust to conduct drilling on the properties or to maintain its ownership interest in any of the properties. Treasure Island is an exploration concept and there are no proved reserves or production currently associated with the royalty interests. The beneficial interest in the trust is divided into 42,574,298 trust units, each of which represents an equal undivided portion of the trust.

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

      Until the royalty interests begin generating cash proceeds, Newfield has agreed to make loans from time to time to fund the routine administration of the trust. In addition, if after such time as the royalty interests commence generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield bear interest at an annual rate of 8% and are senior unsecured obligations of the trust. The loans (including accrued interest) will be repaid in quarterly installments to the extent that 8% of the cash received by the trust in a given quarter exceeds the administrative expenses of the trust for that quarter. As of December 31, 2005, the trust had borrowed $246,190 since inception to pay administrative expenses and had incurred interest of $32,013, none of which had been repaid.

RESULTS OF OPERATIONS

      The trust has had no revenue. The trust incurred $96,637, $91,774 and $94,819 of administrative and interest expenses in 2005, 2004 and 2003, respectively. Administrative expense consists primarily of legal, accounting and trustee fees and printing and mailing costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders of Treasure Island Royalty Trust:

      In our opinion, the accompanying balance sheets and the related statements of loss present fairly, in all material respects, the financial position of Treasure Island Royalty Trust (the "Trust") at December 31, 2005 and 2004 and the results of its operations for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Trustee, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 3 and 4 to the financial statements, the Trust has a contractual relationship with, and is dependent for funding on, Newfield Exploration Company.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 21, 2006

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET

                                                              AT DECEMBER 31,
                                                        ------------------------
                                                           2005          2004
                                                        ----------    ----------
Assets
    Cash............................................    $      100    $      100
    Overriding royalty interests in gas properties..       835,645       835,645
                                                        ----------    ----------
Total assets........................................    $  835,745    $  835,745
                                                        ==========    ==========

Liabilities and trust corpus
    Current trust expenses payable..................    $   49,465    $   39,300
    Loan payable to Newfield........................       246,190       176,545
    Interest payable................................        32,013        15,186
    Commitments and contingencies...................            --            --
    Trust corpus (42,574,298 units of beneficial
      interest authorized and outstanding)..........       835,745       835,745
    Accumulated deficit.............................      (327,668)     (231,031)
                                                        ----------    ----------
Total liabilities and trust corpus..................    $  835,745    $  835,745
                                                        ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS

                                                      YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                  DECEMBER 31, 2005    DECEMBER 31, 2004    DECEMBER 31, 2003
                                                  -----------------    -----------------    -----------------
Royalty income...............................        $       --            $       --           $       --
General and administrative expense (Note 3)..            79,810                80,498               90,909
Interest expense.............................            16,827                11,276                3,910
                                                     ----------            ----------           ----------
Net loss.....................................        $   96,637            $   91,774           $   94,819
                                                     ==========            ==========           ==========

Distributable income.........................                --                   --                    --
Distributable income per trust unit..........                --                   --                    --

Outstanding trust units......................        42,574,298            42,574,298           42,574,298

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

7.    TRUSTEE COMPENSATION

      The trustee is entitled to annual compensation of $15,000, plus reimbursement of its reasonable out-of-pocket expenses incurred in connection with the administration of the trust. The trustee also is entitled to a fee of $5,000 upon the termination of the trust. The trustee's compensation is paid out of the trust's assets. The trust accrued an aggregate of $16,166, $16,256 and $16,504 in 2005, 2004 and 2003, respectively, for fees and reimbursable expenses of the trustee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the trust's disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the trustee concluded that the trust's disclosure controls and procedures were effective as of December 31, 2005 in ensuring that material information was accumulated and communicated to the trustee on a timely basis to allow disclosure as required in this report. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by Newfield. There has not been any change in the trust's internal controls over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the trust's internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee that may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

        Because the trust has no employees, it does not have a code of ethics. Officers, directors and employees of the trustee, Wachovia Bank, National Association, must comply with the bank's Code of Conduct & Ethics. The code is available on Wachovia's website at www.wachovia.com under the tab "About Wachovia -- Investor Relations" and then under the heading "Corporate Governance -- Code of Conduct & Ethics."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

        Section 16(a) of the Securities Exchange Act of 1934 requires persons who own more than 10% of the trust units to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC rules to furnish the trust with copies of all Section 16(a) reports they file. Based solely on the trustee's review of the copies of such reports received by the trust, the trustee believes that all such filing requirements were complied with during the year ended December 31, 2005 except that Richard C. McKenzie, Jr. should have reported the disposition of 35,000 trust units on July 5, 2005 by no later than July 7, 2005, but reported the transaction late on July 12, 2005.

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

ITEM 12. UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth beneficial ownership information with respect to each person known by the trustee to own beneficially 5% or more of the outstanding trust units as of February 28, 2006. The trust has no directors, officers or employees and no equity compensation plans. Wachovia Bank, National Association, the trustee of the trust, owns no units.

                                                  BENEFICIAL OWNERSHIP
                                                  ---------------------
 NAME OF BENEFICIAL OWNER                         UNITS         PERCENT
 ------------------------                         ------        -------
 Richard C. McKenzie, Jr. (1)............         16,275,648       38.2%

----------
(1) All information in the table above and in this note with respect to Richard C. McKenzie, Jr. is based solely on the Form 4 he filed with the SEC on July 12, 2005. Mr. McKenzie's address is 118 John St., Greenwich, CT 06831.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Fees for services performed by PricewaterhouseCoopers LLP for the trust for each of the years in the two-year period ended December 31, 2005 are:

                                                           FOR THE YEAR
                                                        ENDED DECEMBER 31,
                                                      --------------------
                                                       2005         2004
                                                      -------      -------
Audit fees........................................    $22,000      $22,000
Audit-related fees................................         --           --
Tax fees..........................................         --           --
All other fees....................................         --           --
                                                      -------      -------
                                                      $22,000      $22,000

      As referenced in Item 10 above, the trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to PricewaterhouseCoopers LLP.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Balance Sheet
Statement of Loss
Notes to Financial Statements

FINANCIAL STATEMENT SCHEDULES

      Financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to the financial statements.

EXHIBITS

EXHIBIT
NUMBER                                        TITLE
------                                        ------
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

*32.1 Certification of Trustee of Treasure Island Royalty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
*  Filed herewith.

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

                            TREASURE ISLAND ROYALTY TRUST

Date:  March 21, 2006       By:  Wachovia Bank, National Association, as trustee

                            By: /s/ Steven A. Finklea
                               -------------------------------------------------
                               Steven A. Finklea
                               Vice President

Note: Because the registrant is a trust without officers or employees, only the signature of an officer of the trustee of the registrant is available and has been provided.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
------
4.1         Form of Amended and Restated Trust Agreement of the Treasure Island
            Royalty Trust by and between Newfield and Wachovia Bank, National
            Association, as successor trustee (incorporated by reference to
            Exhibit 4.7 to the Registration Statement on Form S-4 filed by
            Newfield and the trust with the SEC on June 24, 2002 (File No.
            333-91014))

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

*32.1 Certification of Trustee of Treasure Island Royalty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
*  Filed herewith.