Form 10-Q
period 2006-03-31
TREASURE ISLAND ROYALTY TRUST
filed 2006-05-10
CIK 1175872

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

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                 Yes [ ] No [X]

As of May 9, 2006, there were 42,574,298 trust units outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                   PART I

Item 1. Unaudited Financial Statements:

        Balance Sheet at March 31, 2006 and December 31, 2005..........     1

        Statement of Loss for the three months ended March 31, 2006 and
        2005...........................................................     2

        Notes to Financial Statements..................................     3

Item 2. Trustee's Discussion and Analysis of Financial Condition and
        Results of Operations..........................................     4

Item 3. Quantitative and Qualitative Disclosures about Market Risk.....     5

Item 4. Controls and Procedures........................................     5

                                   PART II

Item 6. Exhibits.......................................................     6

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                      MARCH 31, 2006   DECEMBER 31, 2005
                                                                      --------------   -----------------
Assets:
   Cash ...........................................................     $     100          $     100
   Overriding royalty interests in oil and gas properties .........       835,645            835,645
                                                                        ---------          ---------
      Total assets ................................................     $ 835,745          $ 835,745
                                                                        =========          =========

Liabilities and trust corpus:
   Current trust expenses payable .................................     $  60,092          $  49,465
   Loan payable to Newfield .......................................       260,410            246,190
   Interest payable ...............................................        37,035             32,013
   Commitments and contingencies ..................................            --                 --
   Trust corpus (42,574,298 units of beneficial interest authorized
      and outstanding) ............................................       835,745            835,745
   Accumulated deficit ............................................      (357,537)          (327,668)
                                                                        ---------          ---------
      Total liabilities and trust corpus ..........................     $ 835,745          $ 835,745
                                                                        =========          =========

    The accompanying notes are an integral part of this financial statement.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS
                                   (UNAUDITED)

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                         -------------------------
                                             2006          2005
                                         -----------   -----------
Royalty income .......................   $        --   $        --
General and administrative expense ...        24,847        12,001
Interest expense .....................         5,022         3,483
                                         -----------   -----------
   Net loss ..........................   $    29,869   $    15,484
                                         ===========   ===========

Distributable income .................            --            --
Distributable income per trust unit ..            --            --

Outstanding trust units ..............    42,574,298    42,574,298

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

     These financial statements and notes should be read in conjunction with the trust's audited financial statements and the notes thereto for the year ended December 31, 2005 included in the trust's annual report on Form 10-K.

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

     The trust currently holds an interest in 17 lease blocks within the Treasure Island area. Six of these leases are scheduled to expire in April, May or June 2007 and one is scheduled to expire in April 2009. The remaining ten leases (all of which are beyond their initial terms) are being, or are expected to be, protected from expiration by currently ongoing or planned activities. An overriding royalty interest with respect to a particular lease block will terminate if the lease expires.

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

RESULTS OF OPERATIONS

     The trust has had no revenue. The trust incurred $29,869 and $15,484 of administrative and interest expenses for the first quarter of 2006 and 2005, respectively. Administrative expense consists primarily of legal, accounting and trustee fees and printing and mailing costs.

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

     Until the royalty interests begin generating cash proceeds, Newfield has agreed to make loans from time to time to fund the routine administration of the trust. In addition, if after such time as the royalty interests begin generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield will bear interest at an annual rate of 8% and will be senior unsecured obligations of the trust. The loans (including accrued interest) will be repaid in quarterly installments only to the extent that 8% of the cash received by the trust in a given quarter exceeds the administrative expenses of the trust for that quarter. As of March 31, 2006, the trust had borrowed $260,410 since inception to pay administrative expenses and had incurred interest of $37,035, none of which had been repaid.

FORWARD LOOKING INFORMATION

     This report contains information that is forward-looking or relates to anticipated future events or results such as drilling and operating plans. Although Newfield and the trustee believe that the expectations reflected in this information are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties. Please read the discussions under the captions "Treasure Island" in Item 1 of Part I and "Risk Factors" in Item 1A of Part I of the trust's annual report on Form 10-K for the year ended December 31, 2005.

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

                                        TREASURE ISLAND ROYALTY TRUST

Date: May 10, 2006                      By: Wachovia Bank, National Association,
                                        as trustee


                                        By: /s/ Steven A. Finklea
                                            ------------------------------------
                                            Steven A. Finklea
                                            Vice President

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