Form 10-Q
period 2006-06-30
TREASURE ISLAND ROYALTY TRUST
filed 2006-08-18
CIK 1175872

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

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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
  AS TRUSTEE OF THE TREASURE ISLAND ROYALTY TRUST              (Zip Code)
            CORPORATE TRUST DEPARTMENT
            5847 SAN FELIPE, SUITE 1050
                  HOUSTON, TEXAS
     (Address of Principal Executive Offices)

                                 (713) 278-4320
              (Registrant's Telephone Number, Including Area Code)


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

  Large accelerated filer [ ]  Accelerated filer[ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ]  No [X]

As of August 17, 2006, there were 42,574,298 trust units outstanding.

================================================================================

                                TABLE OF CONTENTS


                                                   PART I
                                                                                                          Page
                                                                                                          ----
Item 1.  Unaudited Financial Statements:

         Balance Sheet at June 30, 2006 and December 31, 2005...........................................   1

         Statement of Loss for the three and six months ended June 30, 2006 and 2005....................   2

         Notes to Financial Statements..................................................................   3

Item 2.  Trustee's Discussion and Analysis of Financial Condition and Results of Operations.............   4

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................   5

Item 4.  Controls and Procedures........................................................................   5



                                                   PART II

Item 6.  Exhibits.......................................................................................   6

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                              JUNE 30, 2006        DECEMBER 31, 2005
                                                                            -----------------      ------------------
Assets:
   Cash...............................................................         $       100            $       100
   Overriding royalty interests in oil and gas properties.............             835,645                835,645
                                                                             ---------------        ---------------
        Total assets..................................................         $   835,745            $   835,745
                                                                             ===============        ===============

Liabilities and trust corpus:
   Current trust expenses payable.....................................         $    48,547            $    49,465
   Loan payable to Newfield...........................................             294,545                246,190
   Interest payable...................................................              42,780                 32,013
   Commitments and contingencies......................................                  --                     --
   Trust corpus (42,574,298 units of beneficial interest authorized                835,745                835,745
     and outstanding).................................................
   Accumulated deficit................................................            (385,872)              (327,668)
                                                                             ---------------        ---------------
        Total liabilities and trust corpus............................         $   835,745            $   835,745
                                                                             ===============        ===============


    The accompanying notes are an integral part of this financial statement.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                      JUNE 30,                            JUNE 30,
                                          ---------------------------------   ---------------------------------
                                                2006              2005              2006              2005
                                          ---------------   ---------------   ---------------   ---------------
Royalty income .......................     $          --     $          --     $          --     $          --
General and administrative expense ...            22,590            23,666            47,437            35,667
Interest expense .....................             5,745             3,961            10,767             7,444
                                          ---------------   ---------------   ---------------   ---------------
   Net loss ..........................     $      28,335     $      27,627     $      58,204     $      43,111
                                          ===============   ===============   ===============   ===============
Distributable income .................                --                --                --                --
Distributable income per trust unit ..                --                --                --                --

Outstanding trust units ..............        42,574,298        42,574,298        42,574,298        42,574,298



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

     Wachovia Bank, National Association is the current trustee of the trust. The trustee's parent company, Wachovia Corporation, has agreed to sell its corporate trust business to U.S. Bank National Association, the lead bank of U.S. Bancorp. As a result of this sale, U.S. Bank National Association will become the successor trustee of the trust effective September 2, 2006.

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

     Treasure Island exploratory wells require significant lead time to plan and drill and are very expensive and technically challenging because of the depth of the targeted horizons and expected harsh conditions such as high temperature and pressure. Dry hole costs may be as much as $150 million or more per well.

     The trust currently holds an interest in 17 lease blocks within the Treasure Island area. Six of these leases are scheduled to expire in April, May or June 2007 and one is scheduled to expire in April 2009. The remaining ten leases (all of which are beyond their initial terms) are being protected from expiration by currently ongoing or planned activities. Five of the ten remaining leases are associated with the Blackbeard West Prospect discussed below. Newfield is working on plans to retain these leases, but its success is uncertain. An overriding royalty interest with respect to a particular lease block will terminate if the lease expires.

     Newfield has discussed potential transactions with respect to several other prospects with third parties. However, Newfield may be unable to timely reach agreement with any of these parties.

RECENT EVENTS

     On August 16, 2006, Newfield announced results from the Blackbeard West #1 exploration test that was spud in early February 2005. The well was drilled to a total depth of 30,067 feet and encountered a thin gas bearing sand below 30,000 feet. The well failed to reach its primary targets because of higher than expected pressure. The operator, ExxonMobil Corporation, is preparing to temporarily abandon the well. Newfield has informed the trustee of the trust that it intends to use the information gathered from the well to investigate whether an economically feasible well can be designed to safely test the prospect. Newfield also informed the trustee that it anticipates it will be at least two years before drilling of a redesigned well could commence. The Blackbeard West Prospect is subject to a 1.25% overriding royalty interest held by the trust.

RESULTS OF OPERATIONS

     The trust has had no revenue. The trust incurred $28,335 and $27,627 of administrative and interest expenses for the second quarter of 2006 and 2005, respectively, and $58,204 and $43,111 of administrative and interest expenses for the first six months of 2006 and 2005, respectively. Administrative expense consists primarily of legal, accounting and trustee fees and printing and mailing costs.

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

     Until the royalty interests begin generating cash proceeds, Newfield has agreed to make loans from time to time to fund the routine administration of the trust. In addition, if after such time as the royalty interests begin generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield will bear interest at an annual rate of 8% and will be senior unsecured obligations of the trust. The loans (including accrued interest) will be repaid in quarterly installments only to the extent that 8% of the cash received by the trust in a given quarter exceeds the administrative expenses of the trust for that quarter. As of June 30, 2006, the trust had borrowed $294,545 since inception to pay administrative expenses and had incurred interest of $42,780, none of which had been repaid.

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

                                        TREASURE ISLAND ROYALTY TRUST

Date: August 18, 2006                   By: Wachovia Bank, National Association,
                                            as trustee



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