Form 10-Q
period 2006-09-30
TREASURE ISLAND ROYALTY TRUST
filed 2006-11-09
CIK 1175872

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 333-91014-01

                          TREASURE ISLAND ROYALTY TRUST
             (Exact Name of Registrant as Specified in Its Charter)

                     TEXAS                                        02-6148888
        (State or Other Jurisdiction of                        (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

         U.S. BANK NATIONAL ASSOCIATION                             77056
AS TRUSTEE OF THE TREASURE ISLAND ROYALTY TRUST                   (Zip Code)
            CORPORATE TRUST SERVICES
          5555 SAN FELIPE, 11TH FLOOR
             MAIL CODE: EX-TX-WSFH
                 HOUSTON, TEXAS
    (Address of Principal Executive Offices)

                                 (713) 235-9208
              (Registrant's Telephone Number, Including Area Code)

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

                                 Yes [ ] No [X]

As of November 8, 2006, there were 42,574,298 trust units outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1. Unaudited Financial Statements:

        Balance Sheet at September 30, 2006 and December 31, 2005 .......     1

        Statement of Loss for the three and nine months ended
           September 30, 2006 and 2005 ..................................     2

        Notes to Financial Statements ...................................     3

Item 2. Trustee's Discussion and Analysis of Financial Condition and
           Results of Operations ........................................     4

Item 3. Quantitative and Qualitative Disclosures about Market Risk ......     5

Item 4. Controls and Procedures .........................................     5

                                     PART II

Item 6. Exhibits ........................................................     6

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                         SEPTEMBER 30, 2006   DECEMBER 31, 2005
                                                                         ------------------   -----------------
Assets:
   Cash ..............................................................        $     100           $     100
   Overriding royalty interests in oil and gas properties ............          835,645             835,645
                                                                              ---------           ---------
      Total assets ...................................................        $ 835,745           $ 835,745
                                                                              =========           =========
Liabilities and trust corpus:
   Current trust expenses payable ....................................        $  37,931           $  49,465
   Loan payable to Newfield ..........................................          328,950             246,190
   Interest payable ..................................................           49,069              32,013
   Commitments and contingencies .....................................               --                  --
   Trust corpus (42,574,298 units of beneficial interest authorized
     and outstanding) ................................................          835,745             835,745
   Accumulated deficit ...............................................         (415,950)           (327,668)
                                                                              ---------           ---------
      Total liabilities and trust corpus .............................        $ 835,745           $ 835,745
                                                                              =========           =========

    The accompanying notes are an integral part of this financial statement.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS
                                   (UNAUDITED)

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                         -------------------------   -------------------------
                                             2006          2005          2006          2005
                                         -----------   -----------   -----------   -----------
Royalty income .......................   $        --   $        --   $        --   $        --
General and administrative expense ...        23,789        15,132        71,226        50,799
Interest expense .....................         6,289         4,548        17,056        11,992
                                         -----------   -----------   -----------   -----------
   Net loss ..........................   $    30,078   $    19,680   $    88,282   $    62,791
                                         ===========   ===========   ===========   ===========
Distributable income .................            --            --            --            --
Distributable income per trust unit ..            --            --            --            --
Outstanding trust units ..............    42,574,298    42,574,298    42,574,298    42,574,298

    The accompanying notes are an integral part of this financial statement.

                          TREASURE ISLAND ROYALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     Wachovia Bank, National Association served as the trustee of the trust through September 1, 2006. The parent company of Wachovia Bank, National Association, Wachovia Corporation, sold its corporate trust business to U.S. Bank National Association. As a result of this sale, U.S. Bank National Association became the successor trustee of the trust on September 2, 2006.

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

     The trust currently holds an interest in 17 lease blocks within the Treasure Island area. Six of these leases are scheduled to expire in April, May or June 2007 and one is scheduled to expire in April 2009. The remaining ten leases (all of which are beyond their initial terms) currently are being protected from expiration by ongoing or planned activities. Five of the ten remaining leases are associated with the Blackbeard West Prospect discussed below. Newfield is working on plans to continue to retain the ten leases, but its success is uncertain. An overriding royalty interest with respect to a particular lease block will terminate if the lease expires.

     Newfield has discussed potential transactions with respect to several other prospects with third parties. However, Newfield may be unable to timely reach agreement with any of these parties.

RECENT EVENTS

     On August 16, 2006, Newfield announced results from the Blackbeard West #1 exploration test that was spud in early February 2005. The well was drilled to a total depth of 30,067 feet and encountered a thin gas bearing sand below 30,000 feet. The well failed to reach its primary targets because of higher than expected pressure. The operator, ExxonMobil Corporation, has temporarily abandoned the well. Newfield has informed the trustee of the trust that it intends to use the information gathered from the well to investigate whether an economically feasible well can be designed to safely test the prospect. Newfield also informed the trustee that it anticipates it will be at least two years before drilling of a redesigned well could commence. The Blackbeard West Prospect is subject to a 1.25% overriding royalty interest held by the trust.

RESULTS OF OPERATIONS

     The trust has had no revenue. The trust incurred $30,078 and $19,680 of administrative and interest expenses for the third quarter of 2006 and 2005, respectively, and $88,282 and $62,791 of administrative and interest expenses for the first nine months of 2006 and 2005, respectively. Administrative expense consists primarily of legal, accounting and trustee fees and printing and mailing costs.

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

     Until the royalty interests begin generating cash proceeds, Newfield has agreed to make loans from time to time to fund the routine administration of the trust. In addition, if after such time as the royalty interests begin generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield will bear interest at an annual rate of 8% and will be senior unsecured obligations of the trust. The loans (including accrued interest) will be repaid in quarterly installments only to the extent that 8% of the cash received by the trust in a given quarter exceeds the administrative expenses of the trust for that quarter. As of September 30, 2006, the trust had borrowed $328,950 since inception to pay administrative expenses and had incurred interest of $49,069 none of which had been repaid.

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

                                        TREASURE ISLAND ROYALTY TRUST

Date: November 9, 2006                  By: U.S. Bank National Association,
                                            as trustee


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