Form 10-K
period 2006-12-31
TREASURE ISLAND ROYALTY TRUST
filed 2007-03-26
CIK 1175872

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
for the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
Commission File Number: 333-91014-01
TREASURE ISLAND ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	02-6148888 (I.R.S. Employer Identification No.)

U.S. Bank National Association
As Trustee of the Treasure Island Royalty Trust
Corporate Trust Services
5555 San Felipe, 11th Floor
Mail Code: EX-TX-WSFH
Houston, Texas
(Address of principal executive office)	77056 (Zip Code)
(713) 235-9208
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the trust units held by non-affiliates of the registrant was approximately $16,598,030 as of June 30, 2006.
As of March 26, 2007, there were 42,574,298 trust units outstanding.
Documents Incorporated by Reference: None.

PART I
Item 1. Business
     Treasure Island Royalty Trust was established in connection with Newfield Exploration Company’s November 2002 acquisition of EEX Corporation to provide the shareholders of EEX with the option to receive an interest in an exploration concept being pursued by EEX prior to the acquisition. The concept, referred to as “Treasure Island,” targets “ultra deep” prospects in the shallow waters of the Gulf of Mexico. The trust owns, or has the right to receive, overriding royalty interests to be paid from Newfield’s (or its transferees’) interest in any future production that may be achieved from horizons below specified depths in the Treasure Island area.
     Treasure Island remains an exploration concept and there are no proved reserves or production currently associated with the royalty interests.
Creation and Purpose of the Trust
     The trust was created under the laws of the State of Texas. The beneficial interest in the trust is divided into 42,574,298 trust units, each of which represents an equal undivided portion of the trust. At the time of Newfield’s acquisition of EEX, Newfield and Wachovia Bank, National Association entered into an amended and restated trust agreement with respect to the trust and the trust issued all 42,574,298 trust units to Newfield. Newfield subsequently transferred all of the trust units to the holders of EEX stock who elected to receive trust units as a portion of their consideration in the acquisition. U.S. Bank National Association succeeded Wachovia as trustee in September 2006 upon Wachovia’s sale of its corporate trust business to U.S. Bank.
     The sole purpose of the trust is to hold non-expense bearing overriding royalty interests in any future production from a specified area. The royalty interests are passive in nature. The trustee of the trust and the trust’s unitholders have no control over, or responsibility for any costs related to, drilling, development or operations. Neither Newfield nor any other operator of Treasure Island properties has any contractual commitment to the trust to conduct drilling on the properties or to maintain its ownership interest in any of the properties.
Treasure Island
     “Treasure Island” refers to a concept developed to explore for oil and gas in “ultra deep” horizons below a salt weld typically found at 18,000, but sometimes as deep as 22,200, feet true vertical depth in the federal Outer Continental Shelf of the Gulf of Mexico. The Treasure Island area covers horizons below specified depths in 116 lease blocks located offshore Louisiana in the South Timbalier, Ship Shoal, South Marsh Island and Eugene Island areas. The specified depth or depths for each of the blocks vary and were agreed upon by EEX and Newfield prior to Newfield’s acquisition of EEX. The depths do not correspond exactly to the location of the base of the salt weld in all cases.
     Treasure Island exploratory wells require significant lead time to plan and drill and are very expensive and technically challenging because of the depth of the targeted horizons and expected harsh conditions such as high temperature and pressure. Dry hole costs may be $150 million or more per well. Because of these risks and high drilling costs, Newfield does not currently anticipate drilling any Treasure Island wells without one or more partners to pay a substantial portion of the drilling costs.
Operations Update
     In August 2006, Newfield announced results from the first well to test the Treasure Island concept, the “Blackbeard West #1” well. The well was drilled pursuant to agreements Newfield entered into with Exxon Mobil Corporation, BP Exploration and Production Inc. and Petrobras America Inc. in May 2004. The well was spud in early February 2005 and drilled to a total depth of 30,067 feet. The well encountered a thin gas bearing sand below 30,000 feet but failed to reach its primary targets because of higher than expected pressure. The well has been temporarily abandoned.

     Since temporarily abandoning the well, Newfield has become the operator and Exxon Mobil Corporation has withdrawn from the prospect. The Minerals Management Service (the “MMS”) recently approved Newfield’s request to extend the leases associated with the prospect through August 2008. During this extension period, Newfield intends to use the information gathered from the well to investigate whether an economically feasible well can be designed to safely test the prospect. Newfield anticipates it will be at least two years before drilling of a redesigned well or reentry into the existing well bore could commence. Because Exxon Mobil Corporation has withdrawn from the prospect, it is unlikely that Newfield will commence drilling activities without one or more new partners to pay a portion of the costs of further operations. The Blackbeard West Prospect is subject to a 1.25% overriding royalty interest held by the trust.
Overriding Royalty Interests
     The overriding royalty interests entitle the trust to a percentage of all of the oil and gas produced from covered leases at specified production depths without reduction for drilling, development and operating costs. The proceeds received by the trust for its portion of any produced oil and gas will be net of transportation and marketing costs and production and similar taxes. Each overriding royalty interest will be paid out of Newfield’s (or its transferees’) interest in the applicable lease.
     In general, a lease block is subject to an overriding royalty interest if it is located within the Treasure Island area and Newfield owns a working interest in the lease at any time on or after November 26, 2003 and prior to November 26, 2007 (this period is referred to as the “grant period”). The Treasure Island area covers horizons below specified depths in 116 lease blocks located offshore Louisiana in the South Timbalier, Ship Shoal, South Marsh Island and Eugene Island areas. The lease blocks included in the Treasure Island area and the specified depth or depths for each of the blocks, which vary and range from about 18,000 to more than 22,000 feet, were agreed upon by EEX and Newfield prior to Newfield’s acquisition of EEX.
     With respect to a particular lease block located within the Treasure Island area, the trust will receive 1.25% of all oil and gas production from below the specified depth or depths for the lease if:
•	Newfield owns a working interest in the lease block at any time during the grant period of at least 25%; and

•	at the time of its acquisition, Newfield’s interest in the lease block includes a net revenue interest in the production equal to no less than its working interest percentage multiplied by 80%.
     If Newfield’s highest working interest during the grant period is less than 25%, the percentage of production the trust will receive is equal to 1.25% multiplied by the result of Newfield’s highest working interest percentage during the grant period divided by 25%. If Newfield’s net revenue interest is less than 80% but more than 70% of its working interest percentage at the time of acquisition of the interests, the trust’s overriding royalty interest is reduced as described under “Item 2. Properties” below. If Newfield’s net revenue interest is 70% or less of its working interest percentage at the time of acquisition of the interests, the trust is not entitled to an overriding royalty interest in production from the lease.
     The trust currently holds an interest in 17 lease blocks within the Treasure Island area. Six of these leases are scheduled to expire in April, May or June 2007 and one is scheduled to expire in April 2009. Five of these leases (all of which are beyond their initial terms) are associated with the Blackbeard West Prospect. The MMS has granted Newfield an extension for these five leases through August 2008. Newfield will work to complete a schedule of activities provided to the MMS that may further extend these leases, but its success is uncertain. The remaining five leases (all of which are beyond their initial terms) relate to other prospects and currently are being protected from expiration by ongoing or planned activities. Of these leases, one expires in June 2007 and the remainder expire in the third quarter of 2008. Newfield is working on plans to continue to retain these five leases, but its success is uncertain. Newfield does not anticipate that it will commence drilling activities on any other prospect until the Blackbeard West Prospect has been successfully tested. An overriding royalty interest with respect to a particular lease block will terminate if the lease expires.

Distributions
     No distributions will be made until the trust receives revenue from the royalty interests. Each quarter thereafter, the trustee will determine the amount of cash available for distribution to the trust’s unitholders. In general, available cash equals the cash received by the trust from the royalty interests and other sources during the quarter over the expenses and other obligations (including debt) of the trust paid during the quarter and any cash used during the quarter to establish or increase a reserve for liabilities payable or potentially payable in the future. However, the cash received by the trust during the quarter attributable to the royalty interests will not be reduced by more than 8% for administrative expenses and the repayment of Newfield loans to pay administrative expenses. Trust unitholders of record as of the close of business on the last business day of each calendar quarter will receive a pro rata distribution of the cash available for distribution for that quarter no later than ten business days after the end of the quarter.
     If a liability is contingent or uncertain in amount or not yet currently due and payable, the trustee may create a cash reserve to pay for the liability. If the trustee determines that cash on hand and cash to be received is insufficient to cover any extraordinary expenses or liabilities of the trust, the trustee may borrow funds required to pay those expenses or liabilities. The trustee may borrow the funds from any person, including Newfield or itself. The trustee also may encumber the assets of the trust to secure payment of the indebtedness. If the trustee borrows funds to cover extraordinary expenses or liabilities, the trust unitholders will not receive distributions until the borrowed funds are repaid. The trust agreement provides for special borrowing and repayment procedures with respect to Newfield’s funding of ordinary administrative expenses, which are described below under “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Disposition of Overriding Royalty Interests
     At the request of Newfield (or its transferee(s)), the trustee must sell royalty interests that burden interests then in commercial production if Newfield (or its transferee(s)) proposes to sell the burdened interests to an unaffiliated third party. The net proceeds from the sale would be allocated to Newfield (or its transferee(s)) and the trust based upon the relative ownership percentage of each in the aggregate net revenue interest of Newfield (or its transferee(s)) and the trust included in the sale. However, the trustee will not be required to sell any royalty interests if:
•	the value of the interests to be sold during any calendar year exceeds 10% of the value of all royalty interests attributed with proved reserves; or

•	the cumulative value of all royalty interests sold pursuant to such requests exceeds 25% of the value of all royalty interests attributed with proved reserves.
In each case, the value of royalty interests will be equal to the discounted present value of the future net revenues from the proved reserves attributable to the royalty interests in accordance with the criteria established by the SEC, as set forth in the most recent reserve report of the trust.
     The trustee also may sell any of the royalty interests if it determines that the sale is in the best interests of the trust’s unitholders and holders of at least 60% of all trust units outstanding approve the sale. However, any sale of all or substantially all of the royalty interests, whether in a single transaction or series of transactions, requires the approval of holders of at least 80% of all outstanding trust units.
     After satisfying the liabilities and obligations of the trust, the trustee will distribute to the trust’s unitholders the net proceeds from any sale of royalty interests.

Duration of the Trust
     The trust will terminate if:
•	all of the royalty interests are sold;

•	cash proceeds received by the trust with respect to the royalty interests are less than $1,000,000 per year for each of two successive years after the first full year during which any of the covered leases produce oil and gas in commercial quantities;

•	the trust does not receive any cash proceeds attributable to the royalty interests at any time prior to the third anniversary of the date that all covered leases have expired;

•	the holders of 80% or more of the outstanding trust units vote in favor of termination; or

•	the trust violates the “rule against perpetuities.”
Upon termination of the trust, the trustee will sell all of the trust’s assets, either by private sale or public auction, and then distribute the net proceeds of the sale to the trust’s unitholders.
The Trustee
     The duties of the trustee are specified in the trust agreement and by the laws of Texas. The trustee’s principal duties consist of:
•	collecting revenue attributable to the royalty interests;

•	paying expenses, charges and obligations of the trust from the trust’s revenue and assets;

•	distributing available cash to the trust’s unitholders;

•	investing cash on hand;

•	establishing cash reserves;

•	borrowing funds under specified circumstances;

•	prosecuting, defending or settling any claim of or against the trustee, the trust or the royalty interests; and

•	taking any other action not otherwise prohibited that it deems necessary or advisable to best achieve the purposes of the trust.
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
     The trustee is entitled to annual compensation of $15,000, plus reimbursement of its reasonable out-of-pocket expenses incurred in connection with the administration of the trust. The trustee also is entitled to a fee of $5,000 upon the termination of the trust. The trustee’s compensation is paid out of the trust’s assets.

Item 1A. Risk Factors
     An investment in trust units involves risks. You should carefully consider, in addition to the other information contained in this report, the risks described below.
     There is no established public market for the trust units, which limits their market price and unitholders’ ability to sell them for their inherent value. Trust units have traded on a limited basis from time to time over-the-counter under the symbol “TISDZ.PK” on the National Quotation Bureau, commonly referred to as the “Pink Sheets.” This limited trading activity may not represent a reliable indicator of the market value of the trust units.
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
     Treasure Island exploratory wells require significant lead time to plan and drill and are very expensive (dry hole costs may be $150 million or more per well) and technically challenging because of the depth of the targeted horizons and expected harsh conditions such as high temperature and pressure. The “Blackbeard West #1” exploration test well that was spud in early 2005, failed to reach its primary targets because of higher than expected pressure. The well was drilled to a total depth of 30,067 — making it the deepest well ever drilled in the shallow waters of the Gulf of Mexico by more than a mile. Because of these risks and high drilling costs, Newfield does not currently anticipate drilling any Treasure Island wells (including reentering the Blackbeard West well bore) without one or more partners to pay a portion of the costs.
     All of the leases subject to the royalty interests may expire. The royalty interest with respect to a particular lease block terminates if the lease expires. In general, a lease block is subject to an overriding royalty interest if it is located within the Treasure Island area and Newfield owns a working interest in the lease during the grant period. The grant period ends on November 25, 2007. The trust will have no interest in any leases acquired by Newfield after that date.
     The trust currently holds an interest in 17 lease blocks within the Treasure Island area. Six of these leases are scheduled to expire in April, May or June 2007 and one is scheduled to expire in April 2009. Five of these leases (all of which are beyond their initial terms) are associated with the Blackbeard West Prospect. The MMS has granted Newfield an extension for these five leases through August 2008. Newfield will work to complete a schedule of activities provided to the MMS that may further extend these five leases, but its success is uncertain. The remaining five leases (all of which are beyond their initial terms) currently are being protected from expiration by ongoing or planned activities. Of these leases, one expires in June 2007 and the remainder expire in the third quarter of 2008. Newfield is working on plans to continue to retain these five leases, but its success is uncertain. Newfield does not anticipate that it will commence drilling activities on any other prospect until the Blackbeard West Prospect has been successfully tested.
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

     The occurrence of drilling, production or transportation accidents or other problems at any of the underlying properties could reduce trust distributions. Drilling is a high risk activity and the development and operation of oil and gas properties involves numerous risks. While the trust, as the owner of overriding royalty interests, should not be responsible for the costs associated with any accidents or other problems, an accident or other problem could result in the loss of the trust’s portion of oil or gas in transit, the loss of a productive well and associated reserves or the interruption of production. Generally, the operator is obligated to undertake remedial operations only to the extent that such actions would be undertaken by a prudent operator under similar circumstances in accordance with good oilfield practices.
     The trust is dependent on Newfield for funding. Because none of the underlying properties are at present producing any oil or gas, the trust has no source of income. Therefore, it must rely on Newfield for funding to pay its administrative expenses. Any material adverse change in Newfield’s financial condition or results of operations could materially and adversely affect the trust and the trust unitholders. Newfield has agreed to make loans to the trust as described below under “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”
     Trust unitholders have limited voting rights and the trust has no influence over the operation or future development of the underlying properties. The voting rights of trust unitholders are more limited than those of stockholders of most public companies. For example, there is no requirement for annual meetings of trust unitholders or for an annual or other periodic re-election of the trustee. The royalty interests are passive in nature. The trustee of the trust and the trust’s unitholders have no control over, or responsibility for any costs related to, drilling, development or operations. Neither Newfield nor any other operator of Treasure Island properties has any contractual commitment to the trust to conduct drilling on the properties.
     Newfield’s interests and the interests of the trust unitholders may not always be aligned. Because Newfield has interests in oil and gas properties not included in the trust, Newfield’s interests and the interests of the trust unitholders may not always be aligned. For example, in setting budgets for exploration and development expenditures for Newfield’s properties, including the underlying properties, Newfield may make decisions that could adversely affect future production from the underlying properties.
     Newfield may transfer or abandon underlying properties. Newfield may at any time transfer or abandon all or part of the underlying properties and that decision may not be in the best interests of the trust unitholders. Trust unitholders will not be entitled to vote on any transfer, and the trust will not receive any proceeds of the transfer. Following any such transfer, the underlying properties will continue to be subject to the overriding royalty interests of the trust, but the net proceeds from the transferred property will be calculated separately and paid by the transferee. The transferee is responsible for all of Newfield’s obligations relating to the overriding royalty interests on the portion of the underlying properties transferred, and Newfield would have no continuing obligation to the trust for those properties. In addition, subject to the limitations described above under “Item 1. Business—Disposition of Overriding Royalty Interests,” at the request of Newfield, the trustee must sell royalty interests that burden interests then in commercial production if Newfield proposes to sell the burdened interests to an unaffiliated third party.
     Trust unitholders have limited ability to enforce their rights. The trust agreement and Texas trust law permit the trustee and the trust to sue Newfield or any other owner of the underlying properties to honor the royalty interests. If the trustee does not take appropriate action to enforce the royalty interests, the unitholders’ recourse would likely be limited to bringing a lawsuit against the trustee to compel the trustee to take specified actions. Unitholders probably would not be able to sue Newfield or any other owner of the underlying properties directly to enforce the trust’s rights.
     Limited liability of trust unitholders is uncertain. It is unclear under Texas law whether a trust unitholder could be held personally liable for the trust’s liabilities if those liabilities exceeded the value of the trust’s assets. While the trustee believes it is highly unlikely that the trust could incur such excess liabilities, the trust unitholders could be held liable for their respective pro rata portions of any of such excess liabilities. The trust’s royalty interests are generally not subject to operational and environmental liabilities and obligations. The trust conducts no active business that would give rise to other business liabilities. The trustee has limited ability to incur obligations on behalf of the trust. The trustee has no authority to incur any contractual liabilities on behalf of the trust that are not limited solely to claims against the assets of the trust.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The trust’s properties will consist solely of the overriding royalty interests described under “Item 1. Business” above. The trust currently holds an interest in 17 lease blocks within the Treasure Island area. With respect to a particular lease block located within the Treasure Island area, the trust will receive 1.25% of all oil and gas production from below the specified depth or depths for the lease if:
•	Newfield owns a working interest in the lease block at any time during the grant period of at least 25%; and

•	at the time of its acquisition, Newfield’s interest in the lease block includes a net revenue interest equal to no less than its working interest percentage multiplied by 80%.
     If Newfield’s highest working interest during the grant period is less than 25%, the percentage of production the trust is entitled to receive is equal to 1.25% multiplied by the result of Newfield’s highest working interest percentage during the grant period divided by 25%. If Newfield’s net revenue interest is less than 80% but more than 70% of its working interest percentage at the time of acquisition of the interests, the trust’s overriding royalty interest is reduced as described below. If Newfield’s net revenue interest is 70% or less of its working interest percentage at the time of acquisition of the interests, the trust is not entitled to an overriding royalty interest in production from the lease.
     If Newfield’s net revenue interest is at least 74.667% but less than 80% of its working interest percentage at the time of acquisition of the interests, the trust’s overriding royalty interest is equal to its overriding royalty interest prior to any reduction associated with Newfield’s net revenue interest multiplied by the result of Newfield’s net revenue interest percentage (as a percentage of its working interest percentage at the time of the acquisition of the interests) divided by 80%. For example, if Newfield acquired a 20% working interest and a net revenue interest equal to 75% of its working interest percentage (a 15% net revenue interest), the trust’s overriding royalty interest would be 0.9375%. The royalty interest is determined by first multiplying 1.25% by the result of 20% (Newfield’s working interest percentage) divided by 25%, which results in an overriding royalty interest of 1%. The royalty interest is then further reduced by multiplying 1% by the result of 75% (Newfield’s net revenue interest as a percentage of its working interest percentage) divided by 80%.
     If Newfield’s net revenue interest is less than 74.667% but greater than 70% of its working interest percentage at the time of acquisition of the interests, the trust’s overriding royalty interest is equal to the lesser of 25% and such working interest percentage multiplied by the difference between Newfield’s net revenue interest percentage at the time of the acquisition of the interests and 70%. For example if Newfield acquired a 20% working interest and a net revenue interest of 72% of its working interest percentage (a 14.4% net revenue interest), the trust’s overriding royalty interest would be 0.4%. The royalty interest is determined by multiplying 20% (Newfield’s working interest percentage) by 2% (the difference between Newfield’s net revenue interest percentage of 72% (as a percentage of its working interest percentage) and 70%). However, if Newfield acquired a 50% working interest and a net revenue interest of 72% of its working interest percentage (a 36% net revenue interest), the trust’s overriding royalty interest would be 0.5% (25% (because Newfield’s working interest percentage is greater than 25%) multiplied by 2% (72% minus 70%)).
Item 3. Legal Proceedings
     None.

Item 4. Submission of Matters to a Vote of Unitholders
     None.
PART II
Item 5. Market for the Registrant’s Units and Related Unitholder Matters
     Currently, there is no established public trading market for the trust units. Trust units have been traded on a limited basis from time to time over-the-counter on the National Quotation Bureau, commonly referred to as the “Pink Sheets,” under the symbol “TISDZ.PK” This limited trading activity may not represent a reliable indicator of the market value of the trust units.
     As of March 2, 2007, there were 163 unitholders of record.
     No cash distributions have been paid to the trust’s unitholders. The trust’s only sources of income are revenue, if any, attributable to the overriding royalty interests, income from the investment of cash on hand and net proceeds from the disposition of royalty interests. To date, the trust has received no revenue and there are no proved reserves or production associated with the royalty interests. The timing, duration and amount of any future cash distributions will be dependent on the many and varied factors discussed throughout Part I of this report.
     The trust has no directors, officers or employees and no equity compensation plans.
Item 6. Selected Financial Data
     The following table presents in summary form selected financial information regarding the trust at December 31, 2006, 2005, 2004, 2003 and 2002 and for each of the years in the four-year period ended December 31, 2006 and for the period from inception of the trust through December 31, 2002.

	At or for the Year or Period Ended December 31,
	2006	2005	2004	2003	2002
Revenues	$—	$—	$—	$—	$—
Net loss	118,436	96,637	91,774	94,819	44,438
Cash distributions to unitholders	—	—	—	—	—
Cash distributions per unit	—	—	—	—	—
Trust corpus	835,745	835,745	835,745	835,745	835,745
Trust assets	835,745	835,745	835,745	835,745	835,745
Trust liabilities	446,104	327,668	231,031	139,257	44,438
Trust accumulated deficit	446,104	327,668	231,031	139,257	44,438
Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The sole purpose of the trust is to hold overriding royalty interests to be paid from Newfield’s interest in any future production that may be achieved from horizons below specified depths in the Treasure Island area. The royalty interests are passive in nature. The trustee of the trust and the trust’s unitholders have no control over, or responsibility for any costs related to, drilling, development or operations. Neither Newfield nor any other operator of Treasure Island properties has any contractual commitment to the trust to conduct drilling on the properties or to maintain its ownership interest in any of the properties. Treasure Island is an exploration concept and there are no proved reserves or production currently associated with the royalty interests. The beneficial interest in the trust is divided into 42,574,298 trust units, each of which represents an equal undivided portion of the trust.

Liquidity and Capital Resources
     The trust’s only sources of income are revenue, if any, attributable to the overriding royalty interests, income from the investment of cash on hand and net proceeds from the disposition of royalty interests. Because none of the properties underlying the royalty interests are at present producing any oil or gas and the trust has only a very small amount of cash on hand, the trust has no source of revenue. Therefore, it must rely on Newfield for the funding of its administrative expenses. Any material adverse change in Newfield’s financial condition or results of operations could materially and adversely affect the trust and the trust unitholders.
     Until the royalty interests begin generating cash proceeds, Newfield has agreed to make loans from time to time to fund the routine administration of the trust. In addition, if after such time as the royalty interests commence generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield bear interest at an annual rate of 8% and are senior unsecured obligations of the trust. The loans (including accrued interest) will be repaid in quarterly installments to the extent that 8% of the cash received by the trust in a given quarter exceeds the administrative expenses of the trust for that quarter. As of December 31, 2006, the trust had borrowed $353,173 since inception to pay administrative expenses and had incurred interest of $55,863, none of which had been repaid.
Results of Operations
     The trust has had no revenue. The trust incurred $118,436, $96,637 and $91,774 of administrative and interest expenses in 2006, 2005 and 2004, respectively. Administrative expense consists primarily of legal, accounting and trustee fees and printing and mailing costs.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     None.
Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Trustee and Unitholders of Treasure Island Royalty Trust:
     In our opinion, the accompanying balance sheets and the related statements of loss present fairly, in all material respects, the financial position of Treasure Island Royalty Trust (the “Trust”) at December 31, 2006 and 2005 and the results of its operations for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Trustee, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Notes 2 and 3 to the financial statements, the Trust has a contractual relationship with, and is dependent for funding on, Newfield Exploration Company.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 26, 2007

TREASURE ISLAND ROYALTY TRUST
BALANCE SHEET

	At December 31,
	2006	2005
Assets
Cash	$100	$100
Overriding royalty interests in gas properties	835,645	835,645

Total assets	$835,745	$835,745

Liabilities and trust corpus
Current trust expenses payable	$37,068	$49,465
Loan payable to Newfield	353,173	246,190
Interest payable	55,863	32,013
Commitments and contingencies	—	—
Trust corpus (42,574,298 units of beneficial interest authorized and outstanding)	835,745	835,745
Accumulated deficit	(446,104)	(327,668)

Total liabilities and trust corpus	$835,745	$835,745

The accompanying notes are an integral part of these financial statements.

TREASURE ISLAND ROYALTY TRUST
STATEMENT OF LOSS

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

Royalty income	$—	$—	$—
General and administrative expense (Note 2)	94,586	79,810	80,498
Interest expense	23,850	16,827	11,276

Net loss	$118,436	$96,637	$91,774

Distributable income	—	—	—
Distributable income per trust unit	—	—	—

Outstanding trust units	42,574,298	42,574,298	42,574,298
The accompanying notes are an integral part of these financial statements.

TREASURE ISLAND ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
1. Formation of the Trust and Basis of Presentation
     Treasure Island Royalty Trust was established in connection with Newfield Exploration Company’s November 2002 acquisition of EEX Corporation to provide the shareholders of EEX with the option to receive an interest in an exploration concept being pursued by EEX prior to the acquisition. The concept, referred to as “Treasure Island,” targets “ultra deep” prospects in the shallow waters of the Gulf of Mexico. The trust owns, or has the right to receive, overriding royalty interests to be paid from Newfield’s (or its transferees’) interest in any future production that may be achieved from horizons below specified depths in the Treasure Island area. Treasure Island remains an untested exploration concept. There is no production and there are no proved reserves currently associated with the royalty interests.
     The financial statements of the trust are prepared in conformity with accounting principles generally accepted in the United States of America. The value of the overriding royalty interests are assessed quarterly for possible impairment. An impairment requiring a charge to earnings may result from the evaluation of drilling results or relinquishment of associated leaseholds.
     The trust was created under the laws of the State of Texas. The beneficial interest in the trust is divided into 42,574,298 trust units, each of which represents an equal undivided portion of the trust. At the time of Newfield’s acquisition of EEX, Newfield and Wachovia Bank, National Association entered into an amended and restated trust agreement with respect to the trust and the trust issued all 42,574,298 trust units to Newfield. Newfield subsequently transferred all of the trust units to the holders of EEX stock who elected to receive trust units as a portion of their consideration in the acquisition. U.S. Bank National Association succeeded Wachovia as trustee in September 2006 upon Wachovia’s sale of its corporate trust business to U.S. Bank.
     The sole purpose of the trust is to hold non-expense bearing overriding royalty interests in any future production from a specified area. The royalty interests are passive in nature. The trustee of the trust and the trust’s unitholders have no control over, or responsibility for any costs related to, drilling, development or operations. Neither Newfield nor any other operator of Treasure Island properties has any contractual commitment to the trust to conduct drilling on the properties or to maintain its ownership interest in any of the properties.
     The trust will terminate if:
•	all of the royalty interests are sold;

•	cash proceeds received by the trust with respect to the royalty interests are less than $1,000,000 per year for each of two successive years after the first full year during which any of the covered leases produce oil and gas in commercial quantities;

•	the trust does not receive any cash proceeds attributable to the royalty interests at any time prior to the third anniversary of the date that all covered leases have expired;

•	the holders of 80% or more of the outstanding trust units vote in favor of termination; or

•	the trust violates the “rule against perpetuities.”
Upon termination of the trust, the trustee will sell all of the trust’s assets, either by private sale or public auction, and then distribute the net proceeds of the sale to the trust’s unitholders.
2. Funding of the Trust and Distributions
     The trust’s only sources of income are revenue, if any, attributable to the overriding royalty interests, income from the investment of cash on hand and net proceeds from the disposition of royalty interests. Because none of the underlying properties are at present producing any oil or gas, the trust has no source of revenue. Therefore, it must rely on Newfield for the funding of its administrative expenses. Any material adverse change in

Newfield’s financial condition or results of operations could materially and adversely affect the trust and the trust unitholders. Newfield has agreed to make loans from time to time to fund the routine administration of the trust. In addition, if after such time as the royalty interests commence generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield will bear interest at an annual rate of 8% and will be senior unsecured obligations of the trust. The loans will be repaid in quarterly installments only from the excess, if any, of an amount equal to 8% of the cash received by the trust in a given quarter over the administrative expenses of the trust for that quarter.
     No distributions will be made until the trust receives revenue from the royalty interests. Each quarter thereafter, the trustee will determine the amount of cash available for distribution to the trust’s unitholders. In general, available cash equals the cash received by the trust from the royalty interests and other sources during the quarter over the expenses and other obligations (including debt) of the trust paid during the quarter and any cash used during the quarter to establish or increase a reserve for liabilities payable or potentially payable in the future. However, the cash received by the trust during the quarter attributable to the royalty interests will not be reduced by more than 8% for administrative expenses and the repayment of Newfield loans to pay administrative expenses. Trust unitholders of record as of the close of business on the last business day of each calendar quarter will receive a pro rata distribution of the cash available for distribution for that quarter no later than ten business days after the end of the quarter.
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
3. Disposition of Overriding Royalty Interests
     At the request of Newfield (or its transferee(s)), the trustee must sell royalty interests that burden interests then in commercial production if Newfield (or its transferee(s)) proposes to sell the burdened interests to an unaffiliated third party. The net proceeds from the sale would be allocated to Newfield (or its transferee(s)) and the trust based upon the relative ownership percentage of each in the aggregate net revenue interest of Newfield (or its transferee(s)) and the trust included in the sale. However, the trustee will not be required to sell any royalty interests if:
•	the value of the interests to be sold during any calendar year exceeds 10% of the value of all royalty interests attributed with proved reserves; or

•	the cumulative value of all royalty interests sold pursuant to such requests exceeds 25% of the value of all royalty interests attributed with proved reserves.
     In each case, the value of royalty interests will be equal to the discounted present value of the future net revenues attributable to the proved reserves attributable to the royalty interests in accordance with the criteria established by the SEC, as set forth in the most recent reserve report of the trust.
     The trustee also may sell any of the royalty interests if it determines that the sale is in the best interests of the trust’s unitholders and holders of at least 60% of all trust units outstanding approve the sale. However, any sale of all or substantially all of the royalty interests, whether in a single transaction or series of transactions, requires the approval of holders of at least 80% of all outstanding trust units.
     After satisfying the liabilities and obligations of the trust, the trustee will distribute to the trust’s unitholders the net proceeds from any sale of royalty interests.

4. Federal Income Tax
     Under current law, the trust is taxable as a grantor trust and not as a business entity, although there is a remote possibility that the Internal Revenue Service would attempt to treat the trust as a business entity. A grantor trust is not subject to tax at the trust level. For tax purposes, trust unitholders are considered to own the trust’s income and principal as though no trust were in existence.
5. Trust Unitholder Voting Rights
     The voting rights of trust unitholders are more limited than those of stockholders of most public companies. For example, there is no requirement for annual meetings of trust unitholders or for an annual or other periodic re-election of the trustee.
6. Trustee Compensation
     The trustee is entitled to annual compensation of $15,000, plus reimbursement of its reasonable out-of-pocket expenses incurred in connection with the administration of the trust. The trustee also is entitled to a fee of $5,000 upon the termination of the trust. The trustee’s compensation is paid out of the trust’s assets. The trust accrued an aggregate of $16,160, $16,166 and $16,256 in 2006, 2005 and 2004, respectively, for fees and reimbursable expenses of the trustee.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     As of the end of the period covered by this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the trust’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the trustee concluded that the trust’s disclosure controls and procedures were effective as of December 31, 2006 in ensuring that material information was accumulated and communicated to the trustee on a timely basis to allow disclosure as required in this report. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by Newfield. There has not been any change in the trust’s internal controls over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the trust’s internal controls over financial reporting.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee that may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.
     Because the trust has no employees, it does not have a code of ethics. Officers, directors and employees of the trustee, U.S. Bank National Association, must comply with the bank’s Code of Ethics and Business Conduct. The code is available on U.S. Bank’s website at www.usbank.com under the link “About U.S Bancorp” under the tab “Investor/Shareholder Information,” and then under the heading “Corporate Governance — Code of Ethics.”
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires persons who own more than 10% of the trust units to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC rules to furnish the trust with copies of all Section 16(a) reports they file. Based solely on the trustee’s review of the copies of such reports received by the trust, the trustee believes that all such filing requirements were complied with during the year ended December 31, 2006, except that Richard C. McKenzie, Jr. filed late reports for four separate sales and one disposition by gift of trust units and Seven Bridges Foundation, Inc. filed a late report for the receipt of trust units by gift.
Item 11. Executive Compensation
     The trust has no employees. The trustee is entitled to annual compensation of $15,000, plus reimbursement of its reasonable out-of-pocket expenses incurred in connection with the administration of the trust. The trustee also is entitled to a fee of $5,000 upon the termination of the trust. The trustee’s compensation is paid out of the trust’s assets.

Item 12. Unit Ownership of Certain Beneficial Owners and Management
     The following table sets forth beneficial ownership information with respect to each person known by the trustee to own beneficially 5% or more of the outstanding trust units as of February 28, 2007. The trust has no directors, officers or employees and no equity compensation plans. U.S. Bank National Association, the trustee of the trust, owns no units.

	Beneficial Ownership
Name of Beneficial Owner	Units	Percent
Richard C. McKenzie, Jr. (1)	10,355,022	24.3%
Seven Bridges Foundation, Inc. (2)	5,873,196	13.8%

(1)	All information in the table above and in this note with respect to Richard C. McKenzie, Jr. is based solely on Amended No. 4 to Schedule 13D he filed with the SEC on May 26, 2006. Mr. McKenzie’s address is 118 John St., Greenwich, CT 06831.

(2)	All information in the table above and in this note with respect to Seven Bridges Foundation, Inc. is based solely on the Schedule 13G it filed on May 26, 2006. Seven Bridges Foundation, Inc.’s address is 114 John Street, Greenwich, CT 06831.
Item 13. Certain Relationships and Related Transactions
     None.
Item 14. Principal Accountant Fees and Services
     Fees for services performed by PricewaterhouseCoopers LLP for the trust for each of the years in the two-year period ended December 31, 2006 are:

	For the Year
	Ended December 31,
	2006	2005
Audit fees	$22,000	$22,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$22,000	$22,000
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

Exhibits

Exhibit
Number	Title

4.1	Form of Amended and Restated Trust Agreement of the Treasure Island Royalty Trust by and between Newfield and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 filed by Newfield and the trust with the SEC on June 24, 2002 (File No. 333-91014))

10.1	Form of Master Conveyance of Overriding Royalty Interest between EEX and Treasure Island Royalty Trust (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Newfield and the trust with the SEC on September 27, 2002 (File No. 333-91014))

*31.1	Certification of Vice President of Trustee of Treasure Island Royalty Trust pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Trustee of Treasure Island Royalty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
Supplemental Information to be Furnished
     This report will be provided to unitholders. No other annual report or proxy material will be provided to unitholders.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREASURE ISLAND ROYALTY TRUST
Date: March 26, 2007	By:	U.S. Bank National Association, as trustee

	By:	/s/ Steven A. Finklea
Steven A. Finklea
Vice President

Note: Because the registrant is a trust without officers or employees, only the signature of an officer of the trustee of the registrant is available and has been provided.

Index to Exhibits

Exhibit
Number

4.1	Form of Amended and Restated Trust Agreement of the Treasure Island Royalty Trust by and between Newfield and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 filed by Newfield and the trust with the SEC on June 24, 2002 (File No. 333-91014))

10.1	Form of Master Conveyance of Overriding Royalty Interest between EEX and Treasure Island Royalty Trust (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Newfield and the trust with the SEC on September 27, 2002 (File No. 333-91014))

*31.1	Certification of Vice President of Trustee of Treasure Island Royalty Trust pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Trustee of Treasure Island Royalty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.