Form 10-Q
period 2007-03-31
TREASURE ISLAND ROYALTY TRUST
filed 2007-05-10
CIK 1175872

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

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

         U.S. BANK NATIONAL ASSOCIATION
AS TRUSTEE OF THE TREASURE ISLAND ROYALTY TRUST
            CORPORATE TRUST SERVICES
          5555 SAN FELIPE, 11TH FLOOR
             MAIL CODE: EX-TX-WSFH
                 HOUSTON, TEXAS                                77056
    (Address of Principal Executive Offices)                 (Zip Code)

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

                                 Yes [ ] No [X]

As of May 9, 2007, there were 42,574,298 trust units outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Unaudited Financial Statements:
          Balance Sheet at March 31, 2007 and December 31, 2006..........     1
          Statement of Loss for the three months ended March 31, 2007 and
             2006........................................................     2
          Notes to Financial Statements..................................     3
Item 2.   Trustee's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................     4
Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....     5
Item 4.   Controls and Procedures........................................     5

                                     PART II

Item 6.   Exhibits.......................................................     6

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                      MARCH 31, 2007   DECEMBER 31, 2006
                                                                      --------------   -----------------
Assets:
   Cash ...........................................................      $     100         $     100
   Overriding royalty interests in oil and gas properties .........        788,645           835,645
                                                                         ---------         ---------
      Total assets ................................................      $ 788,745         $ 835,745
                                                                         =========         =========

Liabilities and trust corpus:
   Current trust expenses payable .................................      $  43,846         $  37,068
   Loan payable to Newfield .......................................        368,441           353,173
   Interest payable ...............................................         62,959            55,863
   Commitments and contingencies ..................................             --                --
   Trust corpus (42,574,298 units of beneficial interest authorized
      and outstanding) ............................................        835,745           835,745
   Accumulated deficit ............................................       (522,246)         (446,104)
                                                                         ---------         ---------
      Total liabilities and trust corpus ..........................      $ 788,745         $ 835,745
                                                                         =========         =========

    The accompanying notes are an integral part of this financial statement.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                            -------------------------
                                                2007          2006
                                            -----------   -----------
Royalty income ..........................   $        --   $        --
Impairment of overriding royalty interest
   in oil and gas properties ............        47,000            --
General and administrative expense ......        22,046        24,847
Interest expense ........................         7,096         5,022
                                            -----------   -----------
   Net loss .............................   $    76,142   $    29,869
                                            ===========   ===========
Distributable income ....................            --            --
Distributable income per trust unit .....            --            --
Outstanding trust units .................    42,574,298    42,574,298

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

     The trust was created under the laws of the State of Texas. The beneficial interest in the trust is divided into 42,574,298 trust units, each of which represents an equal undivided portion of the trust. At the time of Newfield's acquisition of EEX, Newfield and Wachovia Bank, National Association entered into an amended and restated trust agreement with respect to the trust and the trust issued all 42,574,298 trust units to Newfield. Newfield subsequently transferred all of the trust units to the holders of EEX stock who elected to receive trust units as a portion of their consideration in the acquisition. U.S. Bank National Association succeeded Wachovia as trustee in September 2006 upon Wachovia's sale of its corporate trust business to U.S. Bank.

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

     For financial accounting purposes, the value of the overriding royalty interests are assessed quarterly for possible impairment. An impairment requiring a charge to earnings may result from the evaluation of drilling results or the expiration or relinquishment of leaseholds associated with prospects. As a result of the relinquishment of a leasehold, the trust recorded an impairment charge of $47,000 in the first quarter of 2007.

     Interim period results are not necessarily indicative of results for a full year.

     These financial statements and notes should be read in conjunction with the trust's audited financial statements and the notes thereto for the year ended December 31, 2006 included in the trust's annual report on Form 10-K.

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

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     CREATION AND PURPOSE OF THE TRUST. Treasure Island Royalty Trust was established in connection with Newfield Exploration Company's November 2002 acquisition of EEX Corporation to provide the shareholders of EEX with the option to receive an interest in an exploration concept being pursued by EEX prior to the acquisition. The concept, referred to as "Treasure Island," targets "ultra deep" prospects in the shallow waters of the Gulf of Mexico. The trust owns, or has the right to receive, overriding royalty interests to be paid from Newfield's (or its transferees') interest in any future production that may be achieved from horizons below specified depths in the Treasure Island area. The sole purpose of the trust is to hold these overriding royalty interests. The royalty interests are passive in nature. The trustee of the trust and the trust's unitholders have no control over, or responsibility for any costs related to, drilling, development or operations. Neither Newfield nor any other operator of Treasure Island properties has any contractual commitment to the trust to conduct drilling on the properties or to maintain its ownership interest in any of the properties.

     TREASURE ISLAND. "Treasure Island" refers to a concept developed to explore for oil and gas in "ultra deep" horizons below a salt weld located at a true vertical depth of 18,000 to 22,000 feet in the shallow waters of the Gulf of Mexico. The Treasure Island area covers horizons below specified depths in 116 lease blocks located offshore Louisiana in the South Timbalier, Ship Shoal, South Marsh Island and Eugene Island areas. The specified depth or depths for each of the blocks vary and were agreed upon by EEX and Newfield prior to Newfield's acquisition of EEX. The depths do not correspond exactly to the location of the base of the salt weld in all cases. Treasure Island remains an exploration concept and there are no proved reserves or production currently associated with the royalty interests. Treasure Island exploratory wells require significant lead time to plan and drill and are very expensive and technically challenging because of the depth of the targeted horizons and expected harsh conditions such as high temperature and pressure.

     The trust currently holds an interest in 14 lease blocks within the Treasure Island area. Four of these leases will expire at the end of May or June 2007 and one is scheduled to expire at the end of April 2009. The remaining nine leases have been extended beyond their initial terms - five are associated with the Blackbeard West Prospect, which is discussed further below, and four relate to other prospects. All of the latter four leases are scheduled to expire in the third quarter of 2008. Newfield is working on plans to continue to retain these leases, but its success is uncertain. An overriding royalty interest with respect to a particular lease block will terminate if the lease expires.

     In August 2006, Newfield announced results from the first well to test the Treasure Island concept, the "Blackbeard West #1" well. Exxon Mobil Corporation was the operator of the well and BP Exploration and Production Inc. and Petrobras America Inc. also participated in the well. The Blackbeard West Prospect is subject to a 1.25% overriding royalty interest held by the trust. The well was spud in early February 2005 and drilled to a total depth of 30,067 feet. The well encountered a thin gas bearing sand below 30,000 feet but failed to reach its primary targets because of higher than expected pressure. After the well was temporarily abandoned, Newfield became the operator and Exxon Mobil Corporation withdrew from the prospect.

     In the first quarter of 2007, the Minerals Management Service, or MMS, granted Newfield an extension for the five Blackbeard West leases through August 2008. Newfield will work to complete a schedule of activities provided to the MMS that may further extend these leases, but its success is uncertain. During the extension period, Newfield intends to use the information gathered from the well to investigate whether an economically feasible well can be designed to safely test the prospect.

     Newfield anticipates that it will be at least two years before drilling of a redesigned well or reentry into the existing well bore could commence. Because of the high drilling costs and risks and Exxon Mobil's withdrawal, it is unlikely that Newfield will commence drilling activities without one or more new partners to pay a portion of the costs of further operations. Newfield does not anticipate that it will commence drilling activities on any other prospect or acquire interests in any additional Treasure Island lease blocks until the Blackbeard West Prospect has been successfully tested.

RESULTS OF OPERATIONS

     The trust has had no revenue. The trust incurred $29,142 and $29,869 of administrative and interest expenses for the first quarter of 2007 and 2006, respectively. Administrative expense consists primarily of legal, accounting and trustee fees and printing and mailing costs.

     For financial accounting purposes, the value of the overriding royalty interests are assessed quarterly for possible impairment. An impairment requiring a charge to earnings may result from the evaluation of drilling results or the expiration or relinquishment of leaseholds associated with prospects. As a result of the relinquishment of a leasehold, the trust recorded an impairment charge of $47,000 in the first quarter of 2007.

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

     Until the royalty interests begin generating cash proceeds, Newfield has agreed to make loans from time to time to fund the routine administration of the trust. In addition, if after such time as the royalty interests commence generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield bear interest at an annual rate of 8% and are senior unsecured obligations of the trust. The loans (including accrued interest) will be repaid in quarterly installments to the extent that 8% of the cash received by the trust in a given quarter exceeds the administrative expenses of the trust for that quarter. As of March 31, 2007, the trust had borrowed $368,441 since inception to pay administrative expenses and had incurred interest of $62,959, none of which had been repaid.

FORWARD LOOKING INFORMATION

     This report contains information that is forward-looking or relates to anticipated future events or results such as drilling and operating plans. Although Newfield and the trustee believe that the expectations reflected in this information are reasonable, this information is based upon assumptions and anticipated results that are subject to numerous uncertainties. Please read the discussions under the captions "Treasure Island" in Item 1 of Part I and "Risk Factors" in Item 1A of Part I of the trust's annual report on Form 10-K for the year ended December 31, 2006.

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

                                        TREASURE ISLAND ROYALTY TRUST

Date: May 10, 2007                      By: U.S. Bank National Association, as
                                            trustee


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