Form 10-Q
period 2007-06-30
TREASURE ISLAND ROYALTY TRUST
filed 2007-08-14
CIK 1175872

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

                                  Yes [ ] No [X]

As of August 13, 2007, there were 42,574,298 trust units outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                       PART I

                                                                                                          Page

Item 1.  Unaudited Financial Statements:

         Balance Sheet at June 30, 2007 and December 31, 2006...........................................   1

         Statement of Loss for the three and six months ended June 30, 2007 and 2006....................   2

         Notes to Financial Statements..................................................................   3

Item 2.  Trustee's Discussion and Analysis of Financial Condition and Results of Operations.............   4

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................   5

Item 4.  Controls and Procedures........................................................................   5



                                                       PART II

Item 6.  Exhibits.......................................................................................   6

                          TREASURE ISLAND ROYALTY TRUST

                                 BALANCE SHEET
                                  (UNAUDITED)


                                                                            JUNE 30, 2007      DECEMBER 31, 2006
                                                                           ---------------     -----------------
Assets:
  Cash...............................................................      $           100     $             100
  Overriding royalty interests in oil and gas properties.............              788,645               835,645
                                                                           ---------------     -----------------
       Total assets..................................................      $       788,745     $         835,745
                                                                           ===============     =================

Liabilities and trust corpus:
  Current trust expenses payable.....................................      $        36,478     $          37,068
  Loan payable to Newfield...........................................              396,066               353,173
  Interest payable...................................................               70,713                55,863
  Commitments and contingencies......................................                   --                    --
  Trust corpus (42,574,298 units of beneficial interest authorized
    and outstanding).................................................              835,745               835,745
  Accumulated deficit................................................             (550,257)             (446,104)
                                                                           ---------------     -----------------
       Total liabilities and trust corpus............................      $       788,745     $         835,745
                                                                           ===============     =================


    The accompanying notes are an integral part of this financial statement.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS
                                   (UNAUDITED)



                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        JUNE 30,                            JUNE 30,
                                            -------------------------------       -----------------------------
                                                 2007              2006              2007              2006
                                            -------------     -------------       -----------      ------------
Royalty income...........................   $          --     $          --       $        --      $         --
Impairment of overriding royalty
  interest in oil and gas properties ....              --                --            47,000                --
General and administrative expense.......          20,257            22,590            42,303            47,437
Interest expense.........................           7,754             5,745            14,850            10,767
                                            -------------     -------------       -----------      ------------
   Net loss..............................   $      28,011     $      28,335       $   104,153      $     58,204
                                            =============     =============       ===========      ============

Distributable income.....................              --                --                --                --
Distributable income per trust unit......              --                --                --                --

Outstanding trust units..................      42,574,298        42,574,298        42,574,298        42,574,298


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

     The trust currently holds an interest in 11 lease blocks within the Treasure Island area. One of the leases is scheduled to expire at the end of April 2009 and another of the leases is held by production from a shallower zone (the trust does not own an interest in this zone). The remaining nine leases have been extended beyond their initial terms -- five are associated with the Blackbeard West Prospect, which is discussed further below, and four relate to other prospects. All of the latter four leases are scheduled to expire in the third quarter of 2008. An overriding royalty interest with respect to a particular lease block will terminate if the lease expires.

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

     In the first quarter of 2007, the Minerals Management Service, or MMS, granted Newfield an extension for the five Blackbeard West leases through August 2008. On August 6, 2007, Newfield sold at least a majority of its interest in each of the lease blocks in which the trust holds an interest to McMoRan Oil & Gas LLC. In connection with the sale, Newfield designated McMoRan as the operator of Blackbeard West. Newfield believes McMoRan will work to complete a schedule of activities provided to the MMS that may further extend these leases, but its success is uncertain. During the extension period, McMoRan may use the information gathered from the well to investigate whether an economically feasible well can be designed to safely test the prospect.

     Newfield anticipates that it will be at least two years before drilling of a redesigned well or reentry into the existing well bore could commence. Because of the high drilling costs and risks and Exxon Mobil's withdrawal, it is unlikely that drilling activities will be commenced without one or more new partners to pay a portion of the costs of further operations. Newfield does not anticipate that drilling activities will commence on any other Treasure Island prospect until the Blackbeard West Prospect has been successfully tested.

RESULTS OF OPERATIONS

     The trust has had no revenue. The trust incurred $28,011 and $28,335 of administrative and interest expenses for the second quarter of 2007 and 2006, respectively, and $57,153 and $58,204 of administrative and interest expenses for the six months ended June 30 of 2007 and 2006, respectively. Administrative expense consists primarily of legal, accounting and trustee fees and printing and mailing costs.

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

     Until the royalty interests begin generating cash proceeds, Newfield has agreed to make loans from time to time to fund the routine administration of the trust. In addition, if after such time as the royalty interests commence generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield bear interest at an annual rate of 8% and are senior unsecured obligations of the trust. The loans (including accrued interest) will be repaid in quarterly installments to the extent that 8% of the cash received by the trust in a given quarter exceeds the administrative expenses of the trust for that quarter. As of June 30, 2007, the trust had borrowed $396,066 since inception to pay administrative expenses and had incurred interest of $70,713, none of which had been repaid.

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

                                             TREASURE ISLAND ROYALTY TRUST

Date:  August 14, 2007                       By: U.S. Bank National Association,
                                                 as trustee



                                             By:   /s/ STEVEN A. FINKLEA
                                                 -------------------------------
                                                 Steven A. Finklea
                                                 Vice President


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