Form 10-Q
period 2007-09-30
TREASURE ISLAND ROYALTY TRUST
filed 2007-11-02
CIK 1175872

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 333-91014-01

                          TREASURE ISLAND ROYALTY TRUST
             (Exact Name of Registrant as Specified in Its Charter)

                  TEXAS                                           02-6148888
     (State or Other Jurisdiction of                           (I.R.S. Employer
      Incorporation or Organization)                         Identification No.)

     U.S. BANK NATIONAL ASSOCIATION                                 77056
       AS TRUSTEE OF THE TREASURE                                 (Zip Code)
          ISLAND ROYALTY TRUST
        CORPORATE TRUST SERVICES
       5555 SAN FELIPE, 11TH FLOOR
          MAIL CODE: EX-TX-WSFH
             HOUSTON, TEXAS
(Address of Principal Executive Offices)

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

                                 Yes [ ] No [X]

As of November 2, 2007, there were 42,574,298 trust units outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1. Unaudited Financial Statements:
        Balance Sheet as at September 30, 2007 and December 31, 2006.....     1
        Statement of Loss for the three and nine months ended
           September 30, 2007 and 2006...................................     2
        Notes to Financial Statements....................................     3

Item 2. Trustee's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................     4

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......     5

Item 4. Controls and Procedures..........................................     5

                                     PART II

Item 6. Exhibits.........................................................     6

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                      SEPTEMBER 30, 2007   DECEMBER 31, 2006
                                                                      ------------------   -----------------
Assets:
   Cash ...........................................................       $       7            $     100
   Overriding royalty interests in oil and gas properties .........         788,645              835,645
                                                                          ---------            ---------
      Total assets ................................................       $ 788,652            $ 835,745

Liabilities and trust corpus:
   Current trust expenses payable .................................       $  46,234            $  37,068
   Loan payable to Newfield .......................................         403,836              353,173
   Interest payable ...............................................          78,822               55,863
   Commitments and contingencies ..................................              --                   --
   Trust corpus (42,574,298 units of beneficial interest authorized
      and outstanding) ............................................         835,745              835,745
   Accumulated deficit ............................................        (575,985)            (446,104)
                                                                          ---------            ---------
      Total liabilities and trust corpus ..........................       $ 788,652            $ 835,745

    The accompanying notes are an integral part of this financial statement.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                       ------------------------   ------------------------
                                                          2007          2006         2007          2006
                                                       ----------   -----------   ----------   -----------
Royalty income .....................................           --   $        --           --   $        --
Impairment of overriding royalty
   interest in oil and gas properties ..............           --            --       47,000            --
General and administrative expense .................       17,619        23,789       59,922        71,226
Interest expense ...................................        8,109         6,289       22,959        17,056
                                                       ----------   -----------   ----------   -----------
   Net loss ........................................       25,728   $    30,078      129,881   $    88,282
                                                       ----------   -----------   ----------   -----------
Distributable income ...............................           --            --           --            --
Distributable income per trust unit ................           --            --           --            --
Outstanding trust units ............................   42,574,298    42,574,298   42,574,298    42,574,298

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

     The trust was created under the laws of the State of Texas. The beneficial interest in the trust is divided into 42,574,298 trust units, each of which represents an equal undivided portion of the trust. At the time of Newfield's acquisition of EEX, Newfield and Wachovia Bank, National Association, entered into an amended and restated trust agreement with respect to the trust and the trust issued all 42,574,298 trust units to Newfield. Newfield subsequently transferred all of the trust units to the holders of EEX stock who elected to receive trust units as a portion of their consideration in the acquisition. U.S. Bank National Association succeeded Wachovia as trustee in September 2006 upon Wachovia's sale of its corporate trust business to U.S. Bank.

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

3.   STATEMENT OF CASH FLOWS

     During the third quarter of 2007, bank fees of $93 were paid out of trust assets and therefore represent a use of operating cash for the nine month period ended September 30, 2007. These bank fees were recorded as general and administrative expenses in the Statement of Loss for the three and nine month periods ended September 30, 2007.

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

     In August 2006, Newfield announced results from the first well to test the Treasure Island concept, the "Blackbeard West #1" well. Exxon Mobil Corporation was the operator of the well and BP Exploration and Production Inc. and Petrobras America Inc. also participated in the well. The Blackbeard West Prospect is subject to a 1.25% overriding royalty interest held by the trust. The well was spud in early February 2005 and drilled to a total depth of 30,067 feet. The well encountered a thin gas bearing sand below 30,000 feet but failed to reach its primary targets because of higher than expected pressure. After the well was temporarily abandoned, Newfield became the operator and Exxon Mobil Corporation and BP Exploration & Production withdrew from the prospect.

     In the first quarter of 2007, the Minerals Management Service, or MMS, granted Newfield an extension for the five Blackbeard West leases through August 2008. On August 6, 2007, Newfield sold at least a majority of its interest in each of the lease blocks in which the trust holds an interest to McMoRan Oil & Gas LLC. In connection with the sale, Newfield designated McMoRan as the operator of Blackbeard West. Since that time, McMoRan has publicly discussed plans regarding the prospect. Newfield does not anticipate that drilling activities will commence on any other Treasure Island prospect until the Blackbeard West Prospect has been successfully tested.

RESULTS OF OPERATIONS

     The trust has had no revenue. The trust incurred $25,728 and $30,078 of administrative and interest expenses for the third quarter of 2007 and 2006, respectively, and $82,881 and $88,282 of administrative and interest expenses for the nine months ended September 30 of 2007 and 2006, respectively. Administrative expense consists primarily of legal, accounting and trustee fees and printing and mailing costs.

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

     Until the royalty interests begin generating cash proceeds, Newfield has agreed to make loans from time to time to fund the routine administration of the trust. In addition, if after such time as the royalty interests commence generating cash proceeds, 8.0% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield bear interest at an annual rate of 8.0% and are senior unsecured obligations of the trust. The loans (including accrued interest) will be repaid in quarterly installments to the extent that 8.0% of the cash received by the trust in a given quarter exceeds the administrative expenses of the trust for that quarter. As of September 30, 2007, the trust had borrowed $403,836 since inception to pay administrative expenses and had incurred interest of $78,822, none of which had been repaid.

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

                                     PART II

ITEM 6. EXHIBITS

Exhibit Number                             Description
--------------   ---------------------------------------------------------------
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

                                        TREASURE ISLAND ROYALTY TRUST

Date: November 2, 2007                  By: U.S. Bank National Association, as
                                            trustee


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

                                  EXHIBIT INDEX

Exhibit Number                             Description
--------------   ---------------------------------------------------------------
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