Form 10-K
period 2007-12-31
TREASURE ISLAND ROYALTY TRUST
filed 2008-03-31
CIK 1175872

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                      Commission File Number: 333-91014-01*

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

                                 (713) 235-9208
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer [ ]            Accelerated filer         [ ]

         Non-accelerated filer   [ ]            Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the trust units held by non-affiliates of the registrant was approximately $5,269,216 as of June 30, 2007.

As of March 26, 2008, there were 42,574,298 trust units outstanding.

Documents Incorporated by Reference: None.

* Treasure Island Royalty Trust filed a Form 15 on January 30, 2008, indicating its notice of termination of registration and filing requirements

================================================================================

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business........................................................      1
            Creation and Purpose of the Trust............................      1
            Treasure Island..............................................      1
            Operations Update............................................      1
            Overriding Royalty Interests.................................      2
            Distributions................................................      2
            Disposition of Overriding Royalty Interests..................      3
            Duration of the Trust........................................      3
            The Trustee..................................................      3

Item 1A. Risk Factors....................................................      4
Item 1B. Unresolved Staff Comments.......................................      6
Item 2.  Properties......................................................      6
Item 3.  Legal Proceedings...............................................      6
Item 4.  Submission of Matters to a Vote of Unitholders..................      6

                                     PART II

Item 5.  Market for the Registrant's Units and Related Unitholder
            Matters......................................................      6
Item 6.  Selected Financial Data.........................................      7
Item 7.  Trustee's Discussion and Analysis of Financial Condition and
            Overview.....................................................      7
            Liquidity and Capital Resources..............................      7
            Results of Operations........................................      7
Item 7A. Quantitative and Qualitative Disclosures about Market Risk......      8
Item 8.  Financial Statements and Supplementary Data.....................      9
Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.........................................     15
Item 9A. Controls and Procedures.........................................     15

                                    PART III

Item 10. Directors and Executive Officers of the Registrant..............     15
Item 11. Executive Compensation..........................................     15
Item 12. Unit Ownership of Certain Beneficial Owners and Management......     16
Item 13. Certain Relationships and Related Transactions..................     16
Item 14. Principal Accountant Fees and Services..........................     16
Item 15. Exhibits and Financial Statement Schedules......................     16

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

     On January 30, 2008, the trust filed a Form 15 with the Securities and Exchange Commission (the SEC) to terminate the registration of the trust's units under the Securities Exchange Act of 1934 (the Exchange Act). Under the terms of the trust agreement with respect to the trust, the trust will provide annual and quarterly reports to holders of trust units but these reports will not be filed with the SEC.

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

OPERATIONS UPDATE

     In August 2006, Newfield announced results from the first well to test the Treasure Island concept, the "Blackbeard West #1" well. Exxon Mobil Corporation was the operator of the well. The well was spud in early February 2005 and drilled to a total depth of 30,067 feet. The well encountered a thin gas bearing sand below 30,000 feet but failed to reach its primary targets because of higher than expected pressure. After the well was temporarily abandoned, Newfield became the operator and Exxon Mobil withdrew from the prospect. In the first quarter of 2007, the Minerals Management Service, or MMS, granted Newfield an extension for the five Blackbeard West leases through August

2008.

On August 6, 2007, Newfield sold at least a majority of its interest in each of the lease blocks in which the trust holds an interest to McMoRan Oil & Gas LLC. In connection with the sale, Newfield designated McMoRan as the operator of Blackbeard West and the other leases in which the trust currently holds an interest. On February 28, 2008, McMoRan announced that it had moved a rig on location to re-enter and deepen the Blackbeard West #1 well and recently stated in its annual report that "drilling operations are expected to commence in the near term." On March 21, 2008, Newfield elected to not participate in any further operations with respect to the well. Please see the discussion below under "Item 1A. Risk Factors--The trust has limited access to information regarding the status of operations." The Blackbeard West Prospect is subject to a 1.25% overriding royalty interest held by the trust.

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

     In general, a lease block is subject to an overriding royalty interest if it is located within the Treasure Island area and Newfield owned a working interest in the lease at any time on or after November 26, 2003 and prior to November 26, 2007 (this period is referred to as the "grant period"). The Treasure Island area covers horizons below specified depths in 116 lease blocks located offshore Louisiana in the South Timbalier, Ship Shoal, South Marsh Island and Eugene Island areas. The lease blocks included in the Treasure Island area and the specified depth or depths for each of the blocks, which vary and range from about 18,000 to 22,000 feet, were agreed upon by EEX and Newfield prior to Newfield's acquisition of EEX.

     The trust currently holds an overriding royalty interest in 11 lease blocks within the Treasure Island area. Each of the interests entitles the trust to receive 1.25% of all oil and gas production from below the specified depth or depths for the lease. Because the grant period has expired, the trust will not receive interests in any additional leases. An overriding royalty interest with respect to a particular lease block will terminate if the lease expires. One of the leases is scheduled to expire at the end of April 2009 and another of the leases is held by production from a shallower zone (the trust does not own an interest in this zone). The remaining nine leases have been extended beyond their initial terms - five are associated with the Blackbeard West Prospect discussed above and four relate to other prospects. All of the latter four leases are scheduled to expire in the third quarter of 2008.

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

     THERE IS NO ESTABLISHED PUBLIC MARKET FOR THE TRUST UNITS, WHICH LIMITS THEIR MARKET PRICE AND UNITHOLDERS' ABILITY TO SELL THEM FOR THEIR INHERENT VALUE. Trust units have traded on a limited basis over-the-counter under the symbol "TISDZ.PK" on the National Quotation Bureau, commonly referred to as the "Pink Sheets." This limited trading activity may not represent a reliable indicator of the market value of the trust units.

     The trust filed a Form 15 on January 30, 2008 with the Securities and Exchange Commission (the SEC), to terminate the registration of the trust's units under the Securities Exchange Act of 1934 (the Exchange Act). Under the terms of the trust agreement with respect to the trust, the trust will provide annual and quarterly reports to holders of trust units but these reports will not be filed with the SEC.

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

Because the grant period has expired, the trust will not receive interests in any additional leases. The trust currently holds an overriding royalty interest in 11 lease blocks within the Treasure Island area. One of the leases is scheduled to expire at the end of April 2009 and another of the leases is held by production from a shallower zone (the trust does not own an interest in this zone). The remaining nine leases have been extended beyond their initial terms - five are associated with the Blackbeard West Prospect discussed above and four relate to other prospects. All of the latter four leases are scheduled to expire in the third quarter of 2008.

     THE TRUST HAS LIMITED ACCESS TO INFORMATION REGARDING THE STATUS OF OPERATIONS. In the past, the trust has relied on Newfield for information regarding the status of operations with respect to the Treasure Island area. On August 6, 2007, Newfield sold at least a majority of its interest in each of the lease blocks in which the trust holds an interest to McMoRan. In connection with the sale, Newfield designated McMoRan as the operator of Blackbeard West and the other leases in which the trust currently holds an interest. On March 21, 2008, Newfield elected to not participate in any further operations with respect to the Blackbeard West Prospect. As a result, Newfield is no longer entitled to any information with respect to the prospect and McMoRan has no obligation to provide any information to the trust. Consequently, the only source of information regarding the status of operations with respect to the Blackbeard West Prospect will be public announcements by McMoRan or other participants in the prospect. In addition, because Newfield is no longer the operator of the leases not associated with Blackbeard West, its access to information will be more limited.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     The trust's properties consist solely of the overriding royalty interests described under "Item 1. Business" above. The trust currently holds an interest in 11 lease blocks within the Treasure Island area. Each of the interests entitles the trust to receive 1.25% of all oil and gas production from below the specified depth or depths for the lease. Because the grant period has expired, the trust will not receive interests in any additional leases. An overriding royalty interest with respect to a particular lease block will terminate if the lease expires. One of the leases is scheduled to expire at the end of April 2009 and another of the leases is held by production from a shallower zone (the trust does not own an interest in this zone). The remaining nine leases have been extended beyond their initial terms -- five are associated with the Blackbeard West Prospect discussed above and four relate to other prospects. All of the latter four leases are scheduled to expire in the third quarter of 2008.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

     Currently, there is no established public trading market for the trust units. Trust units previously traded on a limited basis over-the-counter on the National Quotation Bureau, commonly referred to as the "Pink Sheets," under the symbol "TISDZ.PK"

     On January 30, 2008, the trust filed a Form 15 with the SEC to terminate the registration of the trust's units under the Securities Exchange Act of 1934 (the Exchange Act). Under the terms of the trust agreement with respect to the trust, the trust will provide annual and quarterly reports to holders of trust units but these reports will not be filed with the SEC.

     As of March 26, 2008, there were 157 unitholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents in summary form selected financial information regarding the trust.

                                              YEAR ENDED DECEMBER 31
                               ----------------------------------------------------
                                 2007       2006       2005       2004       2003
                               --------   --------   --------   --------   --------
Revenues ...................   $     --   $     --   $     --   $     --   $     --
Net loss ...................    164,298    118,436     96,637     91,774     94,819
Cash distributions to
   unitholders .............         --         --         --         --         --
Cash distributions per unit          --         --         --         --         --
Trust corpus ...............    835,745    835,745    835,745    835,745    835,745
Trust assets ...............    788,645    835,745    835,745    835,745    835,745
Trust liabilities ..........    563,302    446,104    327,668    231,031    139,257
Trust accumulated deficit ..    610,402    446,104    327,668    231,031    139,257

ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The sole purpose of the trust is to hold overriding royalty interests to be paid from Newfield's (or its transferee's) interest in any future production that may be achieved from horizons below specified depths in the Treasure Island area. The royalty interests are passive in nature. The trustee of the trust and the trust's unitholders have no control over, or responsibility for any costs related to, drilling, development or operations. Neither Newfield nor any other operator of Treasure Island properties has any contractual commitment to the trust to conduct drilling on the properties or to maintain its ownership interest in any of the properties. Treasure Island is an exploration concept and there are no proved reserves or production currently associated with the royalty interests. The beneficial interest in the trust is divided into 42,574,298 trust units, each of which represents an equal undivided portion of the trust.

LIQUIDITY AND CAPITAL RESOURCES

     The trust's only sources of income are revenue, if any, attributable to the overriding royalty interests, income from the investment of cash on hand and net proceeds from the disposition of royalty interests. Because none of the properties underlying the royalty interests are at present producing any oil or gas, the trust has no source of revenue. Therefore, it must rely on Newfield for the funding of its administrative expenses. Any material adverse change in Newfield's financial condition or results of operations could materially and adversely affect the trust and the trust unitholders.

     Until the royalty interests begin generating cash proceeds, Newfield has agreed to make loans from time to time to fund the routine administration of the trust. In addition, if after such time as the royalty interests commence generating cash proceeds, 8% of the cash held by the trust at the end of a calendar quarter is insufficient to cover the administrative expenses of the trust, Newfield will lend the difference to the trust. Loans from Newfield bear interest at an annual rate of 8% and are senior unsecured obligations of the trust. The loans (including accrued interest) will be repaid in quarterly installments to the extent that 8% of the cash received by the trust in a given quarter exceeds the administrative expenses of the trust for that quarter. As of December 31, 2007, the trust had borrowed $440,560 since inception to pay administrative expenses and had incurred interest of $87,251, none of which had been repaid.

RESULTS OF OPERATIONS

     The trust has had no revenue. The trust incurred $117,298, $118,436 and $96,637 of administrative and interest expenses in 2007, 2006 and 2005, respectively. Administrative expense consists primarily of legal, accounting and trustee fees and printing and mailing costs.

     For financial accounting purposes, the value of the overriding royalty interests are assessed quarterly for possible impairment. An impairment requiring a charge to earnings may result from the evaluation of drilling results or the expiration or relinquishment of leaseholds associated with the prospects. As a result of the relinquishment of a leasehold, the trust recorded an impairment charge of $47,000 in the first quarter of 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders of Treasure Island Royalty Trust:

     In our opinion, the accompanying balance sheets and the related statements of loss present fairly, in all material respects, the financial position of Treasure Island Royalty Trust (the "Trust") at December 31, 2007 and 2006 and the results of its operations for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Trustee, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Notes 2 and 3 to the financial statements, the Trust has a contractual relationship with, and is dependent for funding on, Newfield Exploration Company.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 31, 2008

                          TREASURE ISLAND ROYALTY TRUST

                                  BALANCE SHEET

                                                            DECEMBER 31,
                                                       ---------------------
                                                          2007       2006
                                                       ---------   ---------
Assets
   Cash ............................................   $      --   $     100
   Overriding royalty interests in gas properties ..     788,645     835,645
                                                       ---------   ---------
Total assets .......................................   $ 788,645   $ 835,745
                                                       =========   =========
Liabilities and trust corpus
   Current trust expenses payable ..................   $  35,491   $  37,068
   Loan payable to Newfield ........................     440,560     353,173
   Interest payable ................................      87,251      55,863
   Commitments and contingencies ...................          --          --
   Trust corpus (42,574,298 units of beneficial
     interest authorized and outstanding) ..........     835,745     835,745
   Accumulated deficit .............................    (610,402)   (446,104)
                                                       ---------   ---------
Total liabilities and trust corpus .................   $ 788,645   $ 835,745
                                                       =========   =========

   The accompanying notes are an integral part of these financial statements.

                          TREASURE ISLAND ROYALTY TRUST

                                STATEMENT OF LOSS

                                                         Year Ended December 31,
                                                 ---------------------------------------
                                                     2007          2006          2005
                                                 -----------   -----------   -----------
Royalty income ...............................   $        --   $        --   $        --
Impairment of overriding royalty interest
   in oil and gas properties .................        47,000            --            --
General and administrative expense (Note 2) ..        85,910        94,586        79,810
Interest expense .............................        31,388        23,850        16,827
                                                 -----------   -----------   -----------
Net loss .....................................   $   164,298   $   118,436   $    96,637
                                                 ===========   ===========   ===========
Distributable income .........................            --            --            --
Distributable income per trust unit ..........            --            --            --
Outstanding trust units ......................    42,574,298    42,574,298    42,574,298

   The accompanying notes are an integral part of these financial statements.

                          TREASURE ISLAND ROYALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS

1.   FORMATION OF THE TRUST AND BASIS OF PRESENTATION

     Treasure Island Royalty Trust was established in connection with Newfield Exploration Company's November 2002 acquisition of EEX Corporation to provide the shareholders of EEX with the option to receive an interest in an exploration concept being pursued by EEX prior to the acquisition. The concept, referred to as "Treasure Island," targets "ultra deep" prospects in the shallow waters of the Gulf of Mexico. The trust owns, or has the right to receive, overriding royalty interests to be paid from Newfield's (or its transferees') interest in any future production that may be achieved from horizons below specified depths in the Treasure Island area. Treasure Island remains an exploration concept. There is no production and there are no proved reserves currently associated with the royalty interests.

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

4.   STATEMENT OF CASH FLOWS

     During 2007, bank fees of $100 were paid out of trust assets and therefore represent a use of operating cash for the year ended December 31, 2007. These bank fees were recorded as general and administrative expenses in the Statement of Loss for the year ended December 31, 2007.

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

7.   TRUSTEE COMPENSATION

     The trustee is entitled to annual compensation of $15,000, plus reimbursement of its reasonable out-of-pocket expenses incurred in connection with the administration of the trust. The trustee also is entitled to a fee of $5,000 upon the termination of the trust. The trustee's compensation is paid out of the trust's assets. The trust accrued an aggregate of $16,163, $16,160 and $16,166 in 2007, 2006 and 2005, respectively, for fees and reimbursable expenses of the trustee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     The trustee conducted an evaluation of the trust's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the trustee has concluded that the trust's disclosure controls and procedures were effective as of the end of the period covered by this annual report. In its evaluation of disclosure controls and procedures, the trustee has relied, to the extent considered reasonable, on information provided by Newfield.

TRUSTEE'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The trustee is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The trustee conducted an evaluation of the effectiveness of the trust's internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the trustee concluded that the trust's internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the trust's internal control over financial reporting as of December 31, 2007 has not been audited by PricewaterhouseCoopers LLC.

     There were no changes in the trust's internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the trust's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The trust has no directors, executive officers or audit committee. The trustee is a corporate trustee that may be removed, with or without cause, by the affirmative vote of the holders of a majority of all the units then outstanding.

     Because the trust has no employees, it does not have a code of ethics. Officers, directors and employees of the trustee, U.S. Bank National Association, must comply with the bank's Code of Ethics and Business Conduct. The code is available on U.S. Bank's website at www.usbank.com under the link "About U.S. Bancorp" under the tab "Investor/Shareholder Information," and then under the heading "Corporate Governance -- Code of Ethics."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires persons who own more than 10% of the trust units to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC rules to furnish the trust with copies of all Section 16(a) reports they file. Based solely on the trustee's review of the copies of such reports received by the trust, the trustee believes that all such filing requirements were complied with during the year ended December 31, 2007.

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

ITEM 12. UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth beneficial ownership information with respect to each person known by the trustee to own beneficially 5% or more of the outstanding trust units as of February 29, 2008. The trust has no directors, officers or employees and no equity compensation plans. U.S. Bank National Association, the trustee of the trust, owns no units.

                                        BENEFICIAL OWNERSHIP
                                        --------------------
NAME OF BENEFICIAL OWNER                   UNITS     PERCENT
------------------------                ----------   -------
Richard C. McKenzie, Jr. (1).........   10,355,022    24.3%
Seven Bridges Foundation, Inc. (2)...    5,873,196    13.8%

----------
(1)  All information in the table above and in this note with respect to Richard
     C. McKenzie, Jr. is based solely on Amended No. 4 to Schedule 13D he filed with the SEC on May 26, 2006. Mr. McKenzie's address is 118 John St., Greenwich, CT 06831.

(2) All information in the table above and in this note with respect to Seven Bridges Foundation, Inc. is based solely on the Schedule 13G it filed on May 26, 2006. Seven Bridges Foundation, Inc.'s address is 114 John Street, Greenwich, CT 06831.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Fees for services performed by PricewaterhouseCoopers LLP for the trust for the years ended December 31, 2007 and 2006 are:

                          2007      2006
                        -------   -------
Audit fees...........   $28,400   $22,000
Audit-related fees...        --        --
Tax fees.............        --        --
All other fees.......        --        --
                        -------   -------
                        $28,400   $22,000
                        =======   =======

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

EXHIBITS

EXHIBIT
NUMBER                                     TITLE
-------   ----------------------------------------------------------------------
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

*32.1     Certification of Vice President of Trustee of Treasure Island Royalty
          Trust pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

*33.1     Certification of Trustee of Treasure Island Royalty Trust pursuant to
          18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                        TREASURE ISLAND ROYALTY TRUST

Date: March 31, 2008                    By: U.S. Bank National Association, as
                                            trustee


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

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
4.1       Form of Amended and Restated Trust Agreement of the Treasure Island
          Royalty Trust by and between Newfield and U.S. Bank National
          Association, as successor trustee (incorporated by reference to
          Exhibit 4.7 to the Registration Statement on Form S-4 filed by
          Newfield and the trust with the SEC on June 24, 2002 (File No.
          333-91014))

10.1 Form of Master Conveyance of Overriding Royalty Interest between EEX and Treasure Island Royalty Trust (incorporated by reference to
          Exhibit 10.1 to the Registration Statement on Form S-4 filed by
          Newfield and the trust with the SEC on September 27, 2002 (File No.
          333-91014))

*32.1     Certification of Vice President of Trustee of Treasure Island Royalty
          Trust pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

*33.1     Certification of Trustee of Treasure Island Royalty Trust pursuant to
          18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
*    Filed herewith.